Form 10-K
period 2013-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2014-02-26
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer- Identification No.

1-14764	Cablevision Systems Corporation Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180

1-9046	CSC Holdings, LLC Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	27-0726696

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:

Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange

CSC Holdings, LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation	None

CSC Holdings, LLC	None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, LLC	Yes	☐	No	☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cablevision Systems Corporation	☐
CSC Holdings, LLC	☐

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

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company.  See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller reporting company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, LLC	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐	Yes	☐	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2013:  $3,417,054,054

Number of shares of common stock outstanding as of February 21, 2014:

Cablevision NY Group Class A Common Stock -	213,501,221
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

Documents incorporated by reference - Cablevision Systems Corporation intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

*	Some or all of these items are omitted because Cablevision intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

PART I

Item 1.	Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants").

Cablevision Systems Corporation

Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $2.8 billion of senior notes which amount does not include approximately $611 million of its senior notes held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $611 million of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in total member's deficiency of CSC Holdings.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is one of the largest cable operators in the United States based on the number of video customers.  As of December 31, 2013, we served approximately 2.8 million video customers in and around the New York metropolitan area.  We believe that our cable television systems in the New York metropolitan area comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of video customers).  We also provide high-speed data (also referred to as high-speed Internet access) and Voice over Internet Protocol ("VoIP") services using our cable television broadband network.  Through Cablevision Lightpath, Inc. ("Lightpath"), our wholly-owned subsidiary, we provide Ethernet-based data, Internet, voice and video transport and managed services, to the business market in the New York metropolitan area.  In addition, we own approximately 97.2% of Newsday LLC which operates a newspaper publishing business.  We also own a cable television advertising sales business and regional news and other local programming services businesses.

We classify our operations into three reportable segments: (1) Cable, consisting principally of our video, high-speed data, and VoIP services; (2) Lightpath; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, (iv) MSG Varsity, a program service dedicated to showcasing high school sports and activities and other local programming, and (v) certain other businesses and unallocated corporate costs.  Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our segments.

On June 27, 2013, we completed the sale of substantially all of our Clearview Cinemas' theaters ("Clearview Cinemas") pursuant to an asset purchase agreement entered into in April 2013 (the "Clearview Sale").  On July 1, 2013, we completed the sale of our Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") pursuant to a purchase agreement entered into in February 2013 (the "Bresnan Sale").  For additional information concerning the Clearview Sale and the Bresnan Sale, see "Item 8.  Financial Statements and Supplementary Data".

(1)

Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, the Company no longer consolidates the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.  Assets and liabilities related to Clearview Cinemas and Bresnan Cable on the Company's consolidated balance sheets and related footnotes have been classified as assets held for sale and liabilities held for sale in the consolidated balance sheets at December 31, 2012.  In addition, accounts payable to and advances to Bresnan Cable that were previously eliminated in consolidation are presented as amounts due to affiliates or amounts due from affiliates on the Company's consolidated balance sheets.

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in the New York metropolitan area, resulting in widespread power outages and service disruptions for almost 60% of our customers, as well as damage to certain portions of our cable network.  Although the majority of our impacted customers experienced temporary power outages, in certain areas of our footprint, the damage to customers' homes was significant.  In 2012, we issued service outage credits to customers who contacted us once their power was restored and we recorded estimated credits for customers who we expected to contact us.  Additionally, we incurred significantly higher salary and overtime costs, third-party labor costs, and repair costs associated with the efforts needed to restore services.  As of December 31, 2012, customer service credits and incremental costs incurred, net of programming and other cost savings, were approximately $112.6 million, including capital expenditures of $5.6 million, for our Cable segment, approximately $2.1 million for our Lightpath segment, and approximately $1.6 million for our Other segment.  In addition to these costs, we experienced other negative financial impacts including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancelations.  We expect insurance recoveries related to storm damage and business interruption to be minimal.  In the first quarter of 2013, we incurred an additional $7.6 million of costs, primarily for repairs and maintenance in the Cable segment, to complete our remediation.

For several weeks after the storm, our workforce was dedicated to restoring services to our customers as quickly as possible.  During this period we reduced our marketing and sales activities which resulted in lower sales and lower new customer connections.  We also suspended our normal non-pay collection procedures and disconnect policy to focus our customer service representatives and field service technicians on service restoration.  As a result, our customer statistics as of December 31, 2012 included delinquent customer accounts that exceeded our normal disconnect date based on an estimation of the number of accounts that we believed would be disconnected in 2013.

Cable

General

Cable television is a service that delivers multiple channels of video programming to subscribers who pay a monthly fee for the services they receive.  Video signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets.  Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

Our cable television systems offer varying packages of video service.  Our video service is marketed under the Optimum brand name.  Our video services may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information, sports and entertainment channels such as CNN, AMC, CNBC, ESPN, MTV, The NFL Network and regional sports networks such as MSG Network, and certain premium services such as HBO, Showtime, The Movie Channel, Starz, Encore and Cinemax.  We also offer interactive video service, which enables customers to receive video on demand and subscription video on demand services, as well as interactive entertainment and advertising services.
(2)

Our cable television revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video on demand and subscription video on demand program services, from the sale of advertising time on advertiser supported programming and from installation and equipment charges.  Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.  See "Regulation - Cable Television".

We also provide high-speed data services using our cable television broadband network.  High-speed data services are provided to residential and small business customers through a cable modem device.  The high-speed data service is marketed as "Optimum Online".

We offer VoIP services exclusively to our residential and small business Optimum Online customers, marketed as "Optimum Voice".

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated:

	As of December 31,
	2013	2012(e)	2011
	(in thousands, except per customer amounts)

Total customers(a)	3,188	3,230	3,255
Video customers(b)	2,813	2,893	2,947
High-speed data customers	2,780	2,763	2,701
Voice customers	2,272	2,264	2,201

Serviceable passings(c)	5,034	4,979	4,922

Penetration:
Total customers to serviceable passings	63.3%	64.9%	66.1%
Video customers to serviceable passings	55.9%	58.1%	59.9%
High-speed data customers to serviceable passings	55.2%	55.5%	54.9%
Voice customers to serviceable passings	45.1%	45.5%	44.7%

Average Monthly Revenue per Customer Relationship ("RPC")(d)	$147.34	$137.51	$141.37

Average Monthly Revenue per Video Customer ("RPS")(d)	$166.66	$153.22	$156.09

(a)	Represents number of households/businesses that receive at least one of the Company's services.
(b)	Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets. In calculating the number of customers, we count all customers other than inactive/disconnected customers (see footnote (e) below). Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees. Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services. Free status is not granted to regular customers as a promotion. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel. In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.
(c)	Represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.
(d)	RPC is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Cable segment for the fourth quarter of each year presented by the average number of total customers served by our cable television systems for the same period. RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.
(3)

(e)	Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we were unable to contact and those whose billing we decided to suspend temporarily during restoration of their homes. These customers represent approximately 11 thousand total, 10 thousand video, 9 thousand high-speed data and 7 thousand voice customers. Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy during the fourth quarter of 2012. As a result, the customer information in the table above includes delinquent customer accounts that exceeded our normal disconnect timeline. Of these delinquent accounts, we estimated the number of accounts that we believed would be disconnected in 2013 as our normal collection and disconnect procedures resumed and our customer counts as of December 31, 2012 were reduced accordingly (27 thousand total, 24 thousand video, 23 thousand high-speed data and 19 thousand voice customers).

Subscriber Services

Video Services

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as "The Optimum Value Package", which includes, among other programming, news, information, entertainment, and sports channels such as, Fox News Channel, CNBC, TLC, ESPN, AMC, the Disney Channel, and regional sports networks such as MSG Network.  For additional charges, our cable television systems provide premium services such as HBO, Showtime, Cinemax, Starz, Encore and The Movie Channel, which may be purchased either individually or in tiers.

Our digital video programming services currently offered to subscribers, branded Optimum TV, include:

•	Up to 600 standard definition and high definition ("HD") entertainment channels,
•	89 premium movie channels including multiplexes of HBO, Showtime, Cinemax, Starz, Encore and The Movie Channel,
•	Access to on-demand movies and other programming, including shows from the top broadcast and cable networks, and subscription on-demand,
•	50 channels of uninterrupted commercial-free digital music from Music Choice,
•	Seasonal sports packages from the National Basketball Association, National Hockey League, Major League Baseball, Major League Soccer, college football and basketball, plus a sports and entertainment package including 39 channels,
•	Up to 102 international channels from around the world,
•	Up to 163 channels available in HD, including local broadcast affiliates, local sports channels, premium networks such as HBO and various other cable networks,
•	A collection of enhanced television applications including News 12 Interactive (not available in Litchfield, Connecticut), Newsday TV (Long Island only), Newsday Cars and Newsday Homes, MSG Interactive, MSG Varsity Interactive and Tag Games.
•	TV to Go, access via the Internet to content from over 70 networks such as HBO, Starz, Showtime, ESPN, The NFL Network and The Disney Channel,
•	Multi-Room DVR, a remote-storage digital video recorder ("DVR") providing subscribers the ability to record and play television programming from any digital set top box in the home. We continue to offer a set top box DVR service giving subscribers the ability to record, pause and rewind live television.

(4)

Since 2011, we have offered a free Optimum App which was first made available for the iPad, iPod touch and iPhone, and more recently, for laptops, the Kindle Fire and select Android devices, in each case running operating system 4.2 and above, with more Android devices being added regularly.  The Optimum App allows customers the ability to watch their channel lineup, stream on-demand titles and use the device as a remote to control their digital set top box, while in their home.  It also allows customers the ability to browse Optimum's program guide, search for programming, and schedule DVR recordings, inside and outside the home.

Packaging of our video product includes options with programming to suit the needs of our individual customers.  Offerings include various levels of programming including premium channels, news, sports, children's programming, general entertainment, international channels and digital music at various price points.

Since our network serving our existing cable television systems has been upgraded to provide advanced digital video services, our sales and marketing efforts are primarily directed toward retaining our existing customers and increasing our penetration to homes passed for all of our existing services.  We market our video services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access offering, which connects customers to the Internet using the same network that delivers our cable television service.

Our plant is designed for download speeds to a maximum of: (i) 15Mbps (megabits per second) downstream and 5Mbps upstream for our Optimum Online level of service, (ii) 50Mbps downstream and 25Mbps upstream for our Optimum Online Ultra 50 level of service, and (iii) 101Mbps downstream and 35Mbps upstream for our Optimum Online Ultra 101 level of service.

Optimum Online is available on an à la carte basis with Optimum Online Ultra 50 or Optimum Online Ultra 101 available for an additional charge per month.  Discount and promotional pricing are available when Optimum Online is combined with our other service offerings.

We have deployed a broadband wireless network ("WiFi") in commercial and high traffic locations across our service area as a free value-added benefit to Optimum Online customers.  The WiFi feature allows Optimum Online customers to access the service while they are away from their home or office.  WiFi is delivered via wireless access points mounted on our cable television broadband network, in certain retail partner locations, New York City parks and special venues, such as MacArthur Airport, and Nassau Coliseum.  WiFi has been activated across our entire service area, and has over 100,000 available hotspots in public areas within our service area.  Our WiFi service also allows our customers to access the WiFi networks of Comcast Corporation ("Comcast"), Time Warner Cable Inc., Bright House Networks, LLC and Cox Communications, Inc.

Optimum Online service includes access to complimentary features such as a free to use wireless "smart router", web and mobile access to the customer's DVR and Multi-Room DVR, giving users the ability to remotely schedule and manage recordings as well as internet security software, including anti-virus, anti-spyware, personal firewall, and anti-spam protection.  Our Optimum Online Ultra 50 and Optimum Online Ultra 101 levels also include web hosting, and other features.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers and offers unlimited local, regional and long-distance calling any time of the day or night within the United States, Puerto Rico, U.S. Virgin Islands and Canada with over 20 calling features at a flat monthly rate.  Discount and promotional pricing is available when Optimum Voice is combined with other service offerings.
(5)

Optimum Voice includes over 20 premium calling features, including enhanced voicemail, call waiting, caller ID, caller ID blocking, call return, three-way calling, call forwarding, and anonymous call blocker, among others.  The Optimum Voice Homepage allows customers to manage their calling features and directory listings, view their call history, and receive voicemails via the Internet.

Optimum Voice for Business provides for up to 24 voice lines for small and medium businesses.  The service provides over 20 important business calling features at no additional charge.  Optimum Voice for Business also offers business trunking services with support for legacy telecom interfaces and newer internet protocol interfaces.  As an optional add-on service, Optimum Voice for Business provides customers with toll free capability.

International service for Optimum Voice includes Optimum Voice World Call, per minute plans and other promotional plans.  Optimum Voice World Call is for residential customers and provides 250 minutes per month of calling from their Optimum Voice phone to anywhere in the world, including up to 30 minutes of calling to Cuba, with certain restrictions, for a flat monthly fee.  Per minute plans are available to both residential and business customers.

Bundled Offers

We offer several promotional packages with discounted pricing to existing and new customers who subscribe to two or more of our products as compared to the à la carte prices for each individual product.  We also offer other pricing discounts for certain products that are added to existing services.  For example, we offer an "Optimum Triple Play" package that is a special promotion for new customers or eligible current customers where our three products, video, high-speed data and voice, are each available at a reduced rate for a specified period, when purchased together.  We also offer promotional and other pricing discounts as part of our competitive and retention strategies.

Eligible residential subscribers to all three of our services are entitled to "Optimum Rewards", which provide subscribers with exclusive discounts and offers for shopping, dining, and other benefits.  Additionally, a triple multi-product monthly discount is available to eligible residential customers not already on certain promotional or discounted pricing plans.

System Capacity

Our cable plant network uses state of the art technology including fiber optic cable.  The network is a two-way interactive system with a minimum of 750 MHz offering HD digital channels, high-speed data and voice services.

Programming

Programming is available to the cable television systems from a variety of sources.  Program suppliers' compensation is typically a fixed, per subscriber monthly fee (subject to contractual escalations) based, in most cases, on the number of customers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

(6)

Franchises

Our cable television systems are operated in New York, New Jersey, and Connecticut under non-exclusive franchise agreements, where required by the franchising authority, with state and/or municipal or county franchising authorities.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality.  We generally pass the franchise fee on to our subscribers.

Franchise agreements are usually for a term of 5 to 15 years from the date of grant; most are 10 years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  We have never lost a franchise for an area in which we operate.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted, and franchise agreements sometimes expire before a renewal is negotiated and finalized.  New York and New Jersey state laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue "formal" franchise remedies under federal law.  As of December 31, 2013, our ten largest franchise areas comprised approximately 48% of our total video customers and of those, two franchises, Newark, New Jersey and the Town of Hempstead, New York, comprising approximately 147,000 video customers, are expired.  We are currently lawfully operating in these franchise areas under temporary authority recognized by the States of New Jersey and New York.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See "Regulation - Cable Television".  Despite our efforts and the protections of federal law, it is possible that one or more of our franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Lightpath

Lightpath is a regional provider to businesses of fiber based telecommunications, including Ethernet, data transport, internet protocol ("IP") based virtual private networks, Internet access, voice services, including session initiation protocol ("SIP") trunking, VoIP and traditional Switched voice services.  Lightpath also provides managed information technology services to businesses, including hosted voice services (cloud based SIP-based private branch exchange ("IP-PBX")), managed WiFi, managed desktop and server backup, and managed collaboration services including audio and web conferencing.  Lightpath's customers include, among others, companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and telecommunication providers (wireless telecommunication companies, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC")).

As of December 31, 2013, Lightpath had over 6,700 buildings connected to its fiber network.  Lightpath has built an advanced fiber optic network extending more than 5,600 route miles, which includes approximately 285,000 miles of fiber, throughout the New York metropolitan area.

Lightpath holds a franchise from New York City which grants rights of way authority to provide telecommunications services throughout the five boroughs.  The franchise expired on December 20, 2008 and the renewal process with New York City is ongoing.  We believe we will be able to obtain renewal of the franchise and have received assurance from New York City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made.  Failure to ultimately obtain renewal of the franchise could negatively affect Lightpath's revenues.
(7)

Other

Newsday

Newsday consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group and online websites, including newsday.com and exploreLI.com.  Newsday has also developed and deployed applications for iPhone, iPad, Kindle and Android devices.

Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan service area.  Our products include:

•	the Newsday daily newspaper, which is primarily distributed on Long Island and in the New York metropolitan area;
•	amNew York, a free daily newspaper distributed in New York City; and
•	Star Community Publishing, a group of weekly shopper publications, which is primarily distributed on Long Island.

News 12 Networks

Our regional news services include News 12 Long Island, News 12 New Jersey, News 12 Westchester, News 12 Connecticut, News 12 The Bronx, News 12 Brooklyn, News 12 Hudson Valley, and News 12 Interactive, as well as News 12 Traffic and Weather (collectively, the "News 12 Networks").  The News 12 Networks include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area.  News 12 Networks is available to all subscribers throughout our footprint in the New York metropolitan area.

Cablevision Media Sales Corporation

Cablevision Media Sales Corporation is a cable television advertising company that derives its revenues primarily from the sale of local and regional commercial advertising time on cable television networks, which offers advertisers the opportunity to target specific geographic and demographic audiences.

MSG Varsity

MSG Varsity is a program service dedicated to showcasing high school sports and activities and other local programming.  We have a licensing arrangement with The Madison Square Garden Company ("Madison Square Garden") permitting us to use "MSG Varsity" as the name of this programming service.  MSG Varsity is available to all subscribers throughout our footprint.

Investment in Comcast Corporation Common Stock

We own 21,477,618 shares of Comcast Corporation ("Comcast") common stock acquired in connection with the sale of certain cable television systems in prior years.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

Bresnan Cable

On July 1, 2013, the Company completed the sale of Bresnan Cable for a purchase price of $1.625 billion, receiving net cash of approximately $675 million, which reflects certain adjustments, including an approximate $962 million reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  Bresnan Cable includes cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  The Company recorded a pre-tax gain of approximately $408 million for the year ended December 31, 2013 relating to the Bresnan Sale.

(8)

Clearview Cinemas

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters pursuant to the asset purchase agreement entered into in April 2013.  The Company recognized a pretax loss in connection with the Clearview Sale of approximately $19.3 million.

AMC Networks Inc. Distribution

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks.  Accordingly, the historical financial results of AMC Networks have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.

MSG Distribution

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").

Competition

Cable Television

Our cable television systems operate in an intensely competitive environment, competing with a variety of other video programming providers and delivery systems, including incumbent telephone companies, satellite-delivered signals, Internet-based programming and broadcast television signals available to homes within our market by over-the-air reception.

Incumbent Telephone Companies.  We face intense competition in the New York metropolitan service area from two incumbent telephone companies.  Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services to residential customers in this service area, compete across all of our telecommunications products.  Verizon and AT&T have made and may continue to make promotional offers to customers in our New York metropolitan service area at prices lower than ours.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon is currently able to sell a fiber-based video service to at least half of the households in our service area.  Verizon's build out and video sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has also built its fiber network to areas where we believe it is not currently able to sell its fiber-based video service.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video in the future.  AT&T (which recently entered into an agreement to sell its Connecticut operation to Frontier Communications) offers video service in competition with us in most of our Connecticut service area.  Verizon and AT&T also market direct broadcast satellite ("DBS") services in our service area.  This competition with Verizon and AT&T negatively impacts our video revenue in these areas and will continue to do so in the future.  Each of these companies has significantly greater financial resources than we do.  See "Regulation" for a discussion of regulatory and legislative issues.

(9)

DBS.  We also face competition from DBS service providers in our service area.  The two major DBS services, DISH Network and DirecTV, are available to the vast majority of our customers.  These services each offer programming that is substantially similar to the programming that we offer, at competitive prices.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DirecTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.

Other Competitors and Video Programming Sources.  Another source of competition for cable television systems is the delivery of video content over the Internet directly to subscribers.  Consumers are able to watch much of this Internet-delivered content on Internet-ready television sets, mobile devices and other devices.  Some of these services charge a nominal or no fee for access to their content.  The availability of these services could adversely affect customer demand for our video services, including premium and on-demand services.  Cable television systems also face competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, satellite master antenna television ("SMATV") systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers, and "open video system" ("OVS") operators.  RCN Corporation ("RCN") is authorized to operate OVS systems that compete with us in New York City.

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data service faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Internet access services are increasingly offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.  The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services.

VoIP

Our VoIP service, branded Optimum Voice, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We must also negotiate interconnection agreements with these carriers.  Our VoIP service also faces competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.
(10)

Lightpath

Lightpath operates as a CLEC in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - including ILECs, other CLECs, and long distance companies.  More specifically, Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas.  ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long standing relationships with customers.

While Lightpath competes with the ILECs, it also enters into interconnection agreements with ILECs so that its customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and each ILEC.  Agreements are also subject to approval by the state regulatory commissions.  Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey, and portions of Connecticut, and with AT&T for portions of Connecticut, which have been approved by the respective state commissions.  Lightpath also has entered into interconnection agreements with ILECs in New York and New Jersey.  These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration, and approval under the laws in effect at that time.

Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace.  In addition to the ILECs and other CLECs, other potential competitors capable of offering voice or broadband services include electric utilities, long distance carriers, microwave carriers, wireless system operators (operating both mobile and fixed networks), VoIP service providers, and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

Newsday

Newsday operates in a highly competitive market, which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  Newsday also faces competition from other newspapers that reach a similar audience in the same geographic area, as well as from magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

The newspaper industry generally has experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers, particularly younger consumers, as a source of news and classifieds.  Newsday has experienced similar advertising revenue declines, while its circulation revenue remains stable.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.
(11)

Regulation

Cable Television

Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set forth in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Federal Cable Act"), as well as under other provisions of the Federal Communications Act of 1934, as amended.  The Federal Cable Act, Federal Communications Act, and the regulations and policies of the FCC affect significant aspects of the Company's cable system operations.

The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.

Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local franchising authorities.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to applicants that seek to compete with us.  The states in which we operate, New York, New Jersey and Connecticut, have enacted comprehensive cable and video service regulation statutes that are applicable to cable operators and other providers of video service, such as Verizon and AT&T.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance, and indemnity.  State and local franchising authority, however, must be exercised consistently with the Federal Cable Act, which sets limits on franchising authorities' powers.  The Federal Cable Act restricts franchising authorities from imposing franchise fees greater than 5% of gross revenues from the provision of cable television service, prohibits franchising authorities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.

Pricing and Packaging.  The Federal Cable Act and the FCC's rules regulate the rates that cable operators may charge for basic video service, equipment and installation.  None of these rules applies to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates.  In our cable television systems, the FCC has made "effective competition" findings in the majority of our communities covering substantially all of our customer base.

In areas not subject to effective competition, the Federal Cable Act and the FCC's rules also require us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that we provide.  From time to time, Congress or the FCC may consider imposing new pricing or packaging regulations, including proposals requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.

Must-Carry/Retransmission Consent.  Cable operators are required by the "must carry" provisions of federal law to carry, upon request and without compensation, the programming transmitted by most local broadcast stations, and, in cable systems that are not fully digital, to offer analog-only customers low-cost set-top boxes to make those signals "viewable".

(12)

Alternatively, local television stations may elect retransmission consent.  Stations making such an election give up their must-carry right and negotiate with cable systems the terms on which the cable systems carry the stations.  Cable systems generally may not carry a broadcast station that has elected retransmission consent without the station's consent.  The terms of retransmission consent agreements frequently include the payment of compensation to the station.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  While we currently have retransmission consent agreements with all such broadcast stations, the potential remains for carriage of such stations to be discontinued if any of such agreements is not renewed following its expiration.

In the wake of publicized disputes between several cable operators and broadcasters, several members of Congress have expressed concern that current retransmission consent requirements and practices have had a negative effect on consumers, and stated that it is time for Congress to reexamine those requirements.  Other members of Congress have suggested that binding arbitration may be an appropriate means of resolving such disputes.  The FCC has an ongoing proceeding to consider changes to its rules governing retransmission consent negotiations.

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest.  The FCC established a national limit of 30% on the number of multichannel video households that a single cable operator can serve, but that limit was invalidated by a federal court in August 2009 and the FCC has not yet established a new limit.  The FCC also created a limit of 40% on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest, but that rule was invalidated by a federal court in 2001 and the FCC has not yet established a new limit.

Set Top Boxes.  The FCC requires cable operators to separate the security functions of set-top boxes from the channel navigation and other functions of those boxes, in order to promote a retail market in these boxes and other so-called "navigation devices".  Operators must provide a security card (called a CableCARD) to consumers who purchase televisions and other consumer electronics equipment with an appropriate card slot so that they can connect those devices directly to digital cable television systems to receive one-way digital programming without the need for a set-top box.  The FCC also requires cable operators to separate security from non-security functions in digital set-top boxes with DVR functionality or two-way capabilities that the operators themselves provide to subscribers.  The FCC has an ongoing proceeding to examine whether it should take further steps to promote a retail market for cable service navigation devices, including requirements to facilitate access to Internet-based video offerings via subscribers' television sets, which may entail further mandates in connection with the support and deployment of set top boxes.

PEG and Leased Access.  Localities may require free access to, and support of, public, educational, or governmental ("PEG") channels on our cable systems.  In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.

Pole Attachments.  The FCC has authority to regulate utility company rates for the rental of pole and conduit space used by companies, including cable operators, to provide cable, telecommunications services, and Internet access services, unless states establish their own regulations in this area.  Utilities must provide nondiscriminatory access to any pole, conduit, or rights-of-way controlled by the utility.  The FCC held that the pole attachment rate for commingled services (e.g., cable and Internet access) cannot exceed the rate it has established for telecommunications attachments.

(13)

Program Access.  In 1992, Congress enacted the "program access" provisions of the Federal Cable Act.  The program access rules prohibit a cable operator from unduly or improperly influencing the decision of a satellite-delivered cable programming service in which a cable operator holds an attributable interest, such as AMC Networks, to sell to an unaffiliated distributor.  The rules also bar cable-affiliated programmers from discriminating in the prices, terms, and conditions of sale of a programming service; permit competing distributors to challenge exclusive distribution arrangements between cable operators and cable-affiliated programmers if the competitor believes that such arrangements are unfair and significantly hinder or prevent the competitor from providing satellite cable programming; and allow a competing distributor to bring complaint against a cable-affiliated terrestrially-delivered programming service, such as Madison Square Garden Network, or its affiliated cable operator, for acts or practices that the competitor alleges are unfair or deceptive and that significantly hinder or prevent the competitor from providing satellite cable programming.

Program Carriage.  The FCC's program carriage rules govern disputes between cable operators and unaffiliated programming services over the terms of carriage.  We may not require an unaffiliated programming service to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable television systems, and we may not discriminate against such programming services in the terms and conditions of carriage on the basis of their affiliation or nonaffiliation with us.

In 2011, the FCC adopted changes to its program carriage rules, which govern disputes between programmers and multichannel video programming distributors ("MVPDs") over carriage terms.  The new rules, among other things, clarify what is required for a programmer to establish a prima facie case under the program carriage rules and clarify a number of procedural issues.  In addition, the FCC sought formal comment on proposals for additional changes to its program carriage rules, including a proposal to require programmers and MVPDs to enter into "last best offer" style arbitration when they cannot reach agreement over carriage terms, to expand the scope of the discrimination provision to preclude a vertically-integrated MVPD from discriminating on the basis of a programming vendor's affiliation with another MVPD, and a proposal to allow the FCC to require MVPDs that are found to violate the program carriage rules to pay damages to complainants.  The FCC has not yet acted on this proposal.  On October 12, 2011, Game Show Network ("GSN") filed a program carriage complaint against us, alleging that we discriminated against it in the terms and conditions of carriage based on GSN's lack of affiliation with us.  We believe GSN's claims are without merit and we are defending ourselves vigorously.

Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into or enforcing exclusive agreements with owners of multitenant buildings under which the operator is the only MVPD with access to the building.

CALM Act.  FCC rules require us to ensure that all commercials carried on our cable service comply with specified volume standards.

Privacy and Data Security.    In the course of providing service, we collect certain information about our subscribers and their use of our services.  We also collect certain information regarding potential subscribers and other individuals.  Our collection, use, disclosure and other handling of information is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act.  The Communications Act sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  We are subject to data security requirements, as well as requirements to provide notice to individuals and governmental entities in the event of certain data security breaches, and public awareness of such breaches may lead to litigation and enforcement actions or adversely affect our brand.  As cable operators provide interactive and other advanced services, additional privacy and data security requirements may arise either through legislation or judicial decisions. For example, the Video Privacy Protection Act has been extended to cover interactive services through which customers can buy or rent movies.  In addition, Congress, the Federal Trade Commission, and other lawmakers and regulators are all considering whether to adopt additional measures that would impact the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  These include measures focused on the privacy implications of Internet-based advertising and other uses of data from online users.

(14)

Federal Copyright Regulation.  We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals.  The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals.  Changes to copyright regulations could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

Access for Persons with Disabilities.  FCC rules require us to ensure that persons with disabilities can more fully access the programming we carry.  We are required to provide closed captions and pass through video description to subscribers on some networks we carry.  In the future, we will be required to ensure aural accessibility of emergency information, and accessibility of navigation devices.

Encryption of the Basic Service Tier.  If a cable operator decides to encrypt the basic tier on its all-digital system, the FCC rules require operators of such systems to offer certain affected subscribers free equipment or CableCARDs for a period of one to five years, and require certain larger cable operators, including the Company, to also offer a solution to provide basic service tier access to certain third-party IP-enabled devices.  This latter requirement applies until October 2015, unless the FCC extends it.  All of our systems are all-digital; in the New York City franchise areas, Cablevision has encrypted its systems' basic service tier pursuant to the terms of a 2010 waiver from the FCC.

Other Regulation.  We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network, sports, and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws.  The FCC also imposes various technical standards on our operations.  In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks.

High-Speed Data

Regulatory Classification.  High-speed Internet access services (often called "broadband" Internet services) are classified by the FCC as "information services" for regulatory purposes.  The FCC has traditionally subjected information services to a lesser degree of regulation than "telecommunications services," which are offered to the public for a fee on a common carrier basis.  Some parties have asked the FCC to reverse this determination and classify broadband Internet access services as "telecommunications services".  The FCC thus far has declined to do so.  If the FCC changes the classification of these services, our high-speed data service could be subject to substantially greater regulation.

Access Obligations and "Net Neutrality".  In December 2010, the FCC adopted a net neutrality framework applicable to broadband Internet access service that prohibits wireline broadband providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management as defined by the rules; bars such providers from unreasonably discriminating in transmitting lawful network traffic over a consumer's broadband Internet access service; and requires providers to disclose information about their broadband Internet access service and their network management practices.  In January 2014, the no-blocking and anti-discrimination portions of these rules were struck down in federal court.  This ruling has increased calls to reclassify broadband Internet access service as a "telecommunications service". The FCC is commencing a proceeding to promulgate new net neutrality rules that comport with the court's ruling.  Some parties have advocated that the FCC also require broadband providers to make transmission capacity available to third parties on a resale basis, but the FCC thus far has declined to do so.

(15)

Access For Persons With Disabilities.  FCC rules require us to ensure that persons with disabilities have access to "advanced communications services" ("ACS"), such as electronic messaging and interoperable video conferencing.  They also require that certain video programming delivered via Internet Protocol include closed captioning and require entities distributing such programming to end users to pass through such captions and identify programming that should be captioned.

Other Regulation.  Currently, the Federal Cable Act's limitations on our collection and disclosure of cable subscribers' personally identifiable information also apply with respect to broadband Internet access service provided by cable operators.  In addition, our provision of Internet services also subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  As noted above, Congress, the Federal Trade Commission and other lawmakers and regulators are all considering whether to adopt additional measures that would govern the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  Additionally, providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, telemarketing laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail, and privacy and data security laws.  Online content we provide is also subject to some of these laws.

Other forms of regulation of high-speed Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements; additional privacy and data security obligations, consumer service standards; requirements to contribute to universal service programs; and requirements to protect personally identifiable customer data from theft.

VoIP Services

The regulatory obligations of VoIP services are the subject of periodic examination and review by the FCC, Congress, and state public service commissions.  In 2004, for instance, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  Also in 2004, the FCC determined that VoIP services with certain characteristics are interstate services subject to federal rather than state jurisdiction and preempted conflicting state laws.  The FCC's determination was upheld by a federal court of appeals, although the court found that the FCC's order did not squarely address the classification of cable-provided VoIP services.  While the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers that exchange traffic with traditional telephone carriers like Verizon (these services are known as "interconnected VoIP services").  Some states have asserted the right to regulate cable VoIP service, while others have adopted laws that bar the state commission from regulating VoIP service.

Universal Service.  Interconnected VoIP services must contribute to the federal fund used to subsidize voice services provided to low income households and rural areas and other communications services provided to schools, libraries, and rural health care providers (the "universal service fund").  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate and international services.  We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules.  The FCC has ruled that states may impose state universal service fees on certain types of VoIP providers, which may include cable VoIP providers.  States in which we operate have not imposed universal service fund contributions for VoIP providers.  In October 2011, the FCC adopted an order that fundamentally revised its federal universal service fund programs to transition support to broadband networks and services, as well as voice services provided over broadband. That order is subject to appeal in the U.S. Court of Appeals for the 10th Circuit.

(16)

Local Number Portability.  The FCC requires interconnected VoIP service providers and their "numbering partners" to ensure that their customers have the ability to port their telephone numbers when changing providers to or from the interconnected VoIP service.  The FCC also has clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to interconnected VoIP service providers upon a valid port request.  Interconnected VoIP service providers are also required to contribute to federal funds to meet the shared costs of local number portability ("LNP") and the costs of North American Numbering Plan Administration.

The FCC is reviewing whether all current numbering requirements should be extended to interconnected VoIP services.  The FCC has also adopted rules requiring providers to process standard telephone number ports within one business day.

Intercarrier Compensation.  In October 2011 and through subsequent orders, the FCC revised the current regime governing payments among providers of voice services for the exchange of calls between and among different networks ("intercarrier compensation") to include interconnected VoIP.  The FCC addressed the compensation applicable to traffic terminating on carriers' networks.  Specifically, the FCC clarified that prospectively, VoIP traffic exchanged with another carrier in time division multiplexing ("TDM") format must be compensated at applicable TDM terminating interstate rate for all toll traffic and at applicable rates for local traffic.  In April 2012, the FCC clarified that compensation paid to carriers for originating VoIP traffic exchanged within the same state would be subject to intrastate toll rates until July 1, 2014.  After that date, compensation for such traffic would be reduced to interstate rates.  Intercarrier compensation for all terminating traffic, including VoIP traffic exchanged in TDM format, will be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most traffic exchanged.  The FCC's authority to establish these rules is subject to appeals consolidated in the U.S. Court of Appeals for the 10th Circuit.

Other Regulation.  Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards.  As noted above, the FCC is examining whether new requirements are necessary to improve the resiliency of communications networks.

Other Services

We may provide other services and features over our cable television system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  We also maintain various websites that provide information and content regarding our businesses and offer merchandise for sale.  The operation of these websites is also subject to a similar range of regulations.

Lightpath

The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be dominated by the Bell Operating Companies ("BOCs") and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks and access to certain portions of their communications networks (known as network elements) at cost-based rates.  The 1996 Telecommunications Act entitles our Lightpath CLEC subsidiaries to certain rights, but as telecommunications carriers, it also subjects them to regulation by the FCC and the states.  Their designation as telecommunications carriers also results in other regulations that may affect them and the services they offer.

(17)

Interconnection and Intercarrier Compensation.  The 1996 Telecommunications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers.  Under the FCC's intercarrier compensation rules, Lightpath is entitled, in some cases, to compensation from carriers when they terminate their originating calls on Lightpath's network and in other cases are required to compensate another carrier for utilizing that carrier's network to terminate traffic.  The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic.  The FCC has revised its intercarrier compensation rules to phase intercarrier compensation rates for terminating traffic down over several years to eventually establish a "bill-and-keep" regime, where most traffic is exchanged between carriers without compensation.

Universal Service.  Lightpath is required to contribute to federal and state universal service funds.  Currently, the FCC assesses them for payments and other subsidies on the basis of a percentage of interstate and international revenue they receive from certain customers.  The FCC limits the amount carriers may place on universal service line items on their customer bills.  Lightpath is required to contribute to the New York Targeted Accessibility Fund ("TAF"), which includes state support for universal service.  State universal service funds have not been established in other states in which Lightpath operates.  As noted above, the FCC has made fundamental changes to its federal universal service fund programs, reorienting universal service support programs to the provision of broadband services through a new Connect America Fund ("CAF").

Other Regulation.  Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including protecting customer proprietary network information from unauthorized disclosure to third parties; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; outage reporting; and the payment of fees to fund local number portability administration and the North American Numbering Plan.  As noted above, the FCC and states are examining whether new requirements are necessary to improve the resiliency of communications networks.  Communications with our customers are also subject to FCC, Federal Trade Commission, and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages, as well as additional privacy and data security requirements.

State Regulation.  Lightpath is also subject to regulation by the state commissions in each state in which it provides service.  In order to provide service, it must seek approval from the state regulatory commission or be registered to provide service in each state in which it operates and may at times require local approval to construct facilities.  Lightpath is currently authorized and provides service in New York, Connecticut and New Jersey.  Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.

Programming and Entertainment

Cable television programming networks are regulated by the FCC in certain respects.  These regulations include requirements that certain of our networks must provide closed-captioning of programming for the hearing impaired.
(18)

Employees and Labor Relations

As of December 31, 2013, we had 14,046 full-time, 852 part-time and 471 temporary employees of which 500, 559 and 43, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

Approximately 255 of the Company's technician workforce, primarily in Brooklyn, New York are represented by the Communication Workers of America.  As of December 31, 2013, these employees were not covered by a collective bargaining agreement.

Available Information and Website

We make available free of charge, through our investor relations section at our website, http://www.cablevision.com/investor/index.jsp, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC").

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site http://www.sec.gov.

Item 1A.	Risk Factors

Our financial performance may be harmed by the significant and credible risks of competition in our Cable segment.

Competition has adversely affected our business and financial results and may continue to do so.  The effects of competition may adversely affect our ability to service our debt.  This risk is heightened by the rapid technological change inherent in our business and the need to acquire, develop and adopt new technology to differentiate our products and services from our competitors.  We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services.  In addition, changes in the regulatory and legislative environments may result in changes to the competitive landscape.

We face intense competition from two incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, and compete across all of our telecommunications products.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon is currently able to sell a fiber-based video service to at least half of the households in our service area.  Verizon's build out and video sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has also built its fiber network to areas where we believe it is not currently able to sell its fiber-based video service.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video in the future.  AT&T (which recently entered into an agreement to sell its Connecticut operation to Frontier Communications) offers video service in competition with us in most of our Connecticut service area.  Verizon and AT&T also market DBS services in our service area.  This competition with Verizon and AT&T negatively impacts our video revenue in these areas and will continue to do so in the future.  Each of these companies has significantly greater financial resources than we do.  The attractive demographics of our New York metropolitan service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon and AT&T have made and may continue to make promotional offers to customers in our New York metropolitan service area at prices lower than ours.  This intense competition affects our ability to add or retain customers and creates pressure upon our pricing of our services and our ability to expand services purchased by our customers.  Verizon and AT&T have their own wireless phone facilities and may expand their product offerings to include wireless phone services.  Because we do not have wireless phone facilities, our inability to provide a competitive product offering could adversely affect our competitive position.

(19)

We also compete in our service area with the two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  Another source of competition for cable television systems is the delivery of video content over the Internet directly to subscribers.  In addition, consumers are able to watch such Internet-delivered content on Internet-ready television sets, mobile devices and other devices.  Some of these services charge a nominal or no fee for access to their content.  The availability of these services could adversely affect customer demand for our video services, including premium and on-demand services.  Cable television systems also face competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, SMATV systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers that utilize the public rights-of-way and operate an OVS system.  RCN is authorized to operate OVS systems that compete with us in New York City.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon and AT&T.  Verizon offers high speed data services to customers in our footprint in areas where it is  currently able to sell fiber-based video service as well as areas where it is not currently able to sell its fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is  not currently able to sell its high-speed data services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell high-speed data services in the future.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  High-speed Internet access services are increasingly offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services, and the FCC has made additional radio spectrum available for these services.

Our voice service offerings to consumers face intense competition from other providers of voice services, including wireline carriers such as Verizon, AT&T, and other competitive providers of voice services, Internet-based providers of VoIP service like Vonage, and wireless providers like Verizon, AT&T, T-Mobile and Sprint.  Verizon offers VoIP services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not curently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell their VoIP services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell VoIP services in the future.

Lightpath also competes with Verizon, AT&T and other CLECs and long distance companies. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.  To the extent these competitors decide to reduce their prices, future success of our Lightpath business may be negatively impacted.

See a further discussion regarding competition in "Item 1.  Business - Competition".
(20)

We face significant risks as a result of rapid changes in technology and consumer expectations and behavior.

The telecommunications services industry has undergone significant technological development over time and these changes continue to affect our business.  Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior.  Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices.  A proliferation of delivery systems for video content can adversely affect our ability to attract and retain subscribers and the demand for our services and it can also decrease advertising demand on our delivery systems.  Our high-speed data business faces technological challenges from rapidly evolving wireless Internet solutions.  Our voice service offerings face technological developments in the proliferation of voice delivery systems including those based on Internet and wireless delivery.  If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for subscribers, content and advertising.  In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change.  These challenges could adversely affect our business.

Programming costs of our cable television systems are increasing and we may not have the ability to pass these increases on to our subscribers.  Disputes with programmers can adversely affect our relationship with subscribers and lead to subscriber losses.

Programming costs paid by our cable television systems are one of our largest categories of expenses.  These costs have increased rapidly and are expected to continue to increase, particularly with respect to costs for sports programming and broadcast networks.  We may not be able to pass programming cost increases on to our subscribers due to the increasingly competitive environment.  If we are unable to pass these increased programming costs on to our subscribers, our operating results would be adversely affected.

We attempt to control our programming costs and, therefore, the cost of our video services to our customers by negotiating favorable terms for the renewal of our affiliation agreements with programmers.  On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in temporary periods where we were not carrying a particular programming service or services.  Such disputes may inconvenience some of our subscribers and can lead to customer dissatisfaction and, in certain cases, the loss of customers.

The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital, our ability to refinance our scheduled debt maturities and our ability to meet our other obligations as they come due.

The capital and credit markets experience volatility and disruption.  At times, the markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.

Market disruptions in the past were accompanied by a broader economic downturn, which led to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  A recurrence of those conditions may further adversely impact our results of operations, cash flows and financial position.

We rely on the capital markets, particularly for offerings of debt securities, as well as the credit markets, to meet our financial commitments and liquidity needs.  Disruptions and/or volatility in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facilities.
(21)

Economic downturns may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness and may impact our ability to pay our indebtedness as it comes due.  If we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments and stock repurchases or other discretionary uses of cash.  However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our future operating results, cash flows and financial position.

Disruptions in the capital and credit markets can also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities.  Such disruptions would increase our interest expense, adversely affecting our results of operations and financial position.

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

Longer term, volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses.  Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.

We have incurred substantial amounts of indebtedness to finance operations, upgrade our cable plant and acquire other cable television systems, sources of programming and other businesses.  We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers and to pursue activities outside our core businesses, such as our acquisitions of Clearview Cinemas (substantially all of whose assets were sold in 2013), Newsday, an electronics retailer, and our development of Rainbow DBS.  In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  In December 2010, we incurred approximately $1.4 billion of indebtedness to finance our acquisition of Bresnan Cable, which was sold in 2013.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2013, our total aggregate indebtedness was approximately $9.8 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.

(22)

We have in past periods incurred substantial losses from continuing operations, we have a significant stockholders' deficiency, and we may in the future incur losses from continuing operations which could be substantial, which may reduce our ability to raise needed capital.

We have in the past reported losses from continuing operations and we may do so in the future.  Significant losses from continuing operations could adversely affect our ability to comply with the covenants and restrictions in our debt agreements and could limit our ability to raise needed financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on our indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

The debt ratings for our debt securities are below the "investment grade" category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries' ability to send us funds.

Cablevision's sole subsidiary is CSC Holdings.  CSC Holdings' principal subsidiaries include various entities that own cable television systems and other businesses.  Cablevision's ability to pay interest and principal on its outstanding indebtedness is dependent upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings' ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available to the Company to do so.  In addition, Newsday LLC is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  Also, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

Our ability to incur debt and the use of our funds are limited by significant restrictive covenants in financing agreements.

Our credit facilities and debt instruments contain various financial and operating covenants that, among other things, require the maintenance of financial ratios and restrict the relevant borrower's ability to incur debt from other sources and to use funds for various purposes, including investments in some subsidiaries.  Violation of these covenants could result in a default that would permit the parties who have lent money under such credit facilities and such other debt instruments to:

•	restrict the ability to borrow undrawn funds under such credit facilities, and
•	require the immediate repayment of the borrowings thereunder.

These events would be likely to have a material adverse effect on the value of our debt and equity securities.

(23)

We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations and the failure to do so successfully could adversely affect our business.  We may also engage in extraordinary transactions that involve the incurrence of large amounts of debt.

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for continuing operations were $951.7 million, $991.6 million and $725.9 million, in 2013, 2012 and 2011, respectively, and primarily include payments for customer premise equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Lightpath networks, in addition to the capital requirements of our other businesses.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors. For example, we have deployed WiFi  access points throughout our footprint. We expect these capital expenditures to continue to be significant as we further enhance our service offerings.  We have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time.  We will not be able to generate sufficient cash internally to fund anticipated capital expenditures, meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

•	refinance existing obligations to extend maturities;
•	raise additional capital, through debt or equity issuances or both;
•	cancel or scale back current and future spending programs; or
•	sell assets or interests in one or more of our businesses.

However, you should not assume that we will be able to refinance existing obligations or raise any required additional capital or to do so on favorable terms.  Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if unsettled conditions in financial markets recur.  If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs.  Our choice of which spending programs to cancel or reduce may be limited.  Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively.  It is possible that in the future we may also engage in extraordinary transactions and such transactions could result in the incurrence of substantial additional indebtedness.

Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our cable television and other telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See "Item 1.  Business - Regulation".  In certain of our service areas, state or local franchising authorities regulate the basic service tier rates we may charge our customers for certain of our video services in accordance with FCC rules.  The FCC and state and local governments also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our voice business and our high-speed Internet access businesses.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under "Item 1.  Business -Regulation".

(24)

Legislative enactments, court actions, and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  New requirements giving third parties access to our network or other assets, for example, could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey, Connecticut, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.

On January 10, 2014, the United States Supreme Court decided to hear a case involving Aereo, a company that streams broadcast signals over the Internet for a monthly fee.  Petitioners in the case (mainly, the major broadcast networks) are raising arguments that, if accepted would weaken the legal underpinnings of a 2008 Second Circuit decision upholding the legality of the Company's remote storage DVR (currently branded as "Multi-room DVR").  We believe that the Supreme Court's ultimate decision in the Aereo case will not undermine the legality of the Company's Multi-room DVR, however, if it did so, the Company's business would be adversely affected.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the latter in some states also subject to approval of state regulatory authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2013, our ten largest franchise areas comprised approximately 48% of our total video customers and of those, two franchises, Newark, New Jersey, and the Town of Hempstead, New York, comprising an aggregate of approximately 147,000 video customers, are expired.  We are currently lawfully operating in these franchise areas under temporary authority recognized by the States of New Jersey and New York.

A portion of our workforce is represented by labor unions.  Collective bargaining agreements can increase our expenses.  Labor disruptions could adversely affect our operations.

As of December 31, 2013, approximately 500 of our full-time employees were covered by collective bargaining agreements.  In addition, approximately 255 of our technician workforce in Brooklyn, New York are represented by the Communication Workers of America ("CWA").  Negotiations to reach a collective bargaining agreement with the CWA are ongoing.  Collective bargaining agreements with the CWA covering this group of employees or agreements with other unionized employees may increase our expenses.  In addition, any disruptions to our operations due to labor related problems could have an adverse effect on our business.

Our Newsday business has suffered operating losses historically and such losses are expected to continue in the future.

Newsday suffered operating losses of $71.1 million, $47.0 million, and $31.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, which included impairments of intangible assets of $37.5 million, $13.0 million, and $11.0 million in 2013, 2012 and 2011, respectively.  Operating losses are expected to continue in the future.  In connection with the formation of a company through which we have an approximate 97.2% interest in Newsday, its subsidiary, Newsday LLC, incurred $650.0 million of indebtedness under a senior secured loan facility, and $630.0 million of the proceeds of these borrowings were paid to Newsday's former owner, Tribune Company.  Borrowings under Newsday's credit facility (under which $480.0 million was outstanding at December 31, 2013) are guaranteed by CSC Holdings.  In addition, at December 31, 2013, Newsday Holdings LLC held $611.5 million aggregate principal amount of senior notes issued by Cablevision.  Newsday LLC has agreed that it will hold Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under its senior secured credit facility until it matures.

(25)

Demand for advertising, increased competition and declines in circulation affect Newsday.

A majority of the revenues of our Newsday business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for Newsday.

Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  The most direct source of competition is other newspapers that reach a similar audience in the same geographic area.  Newsday also faces competition from magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

The newspaper industry generally has experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers as a source of news, particularly younger consumers.  Newsday has experienced similar advertising revenue declines. A prolonged decline in circulation would have a material adverse effect on the rate and volume of advertising revenues.

A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.

At December 31, 2013, we reported approximately $6.6 billion of consolidated total assets, of which approximately $1.1 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

We rely on network and information systems for our operations, and a disruption or failure of those systems may disrupt our operations.

We have in place layered and multi-threaded security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems.  A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber attacks" and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events.  Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment and data.  In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential customer data or intellectual property.  Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities.  Moreover, these events may create negative publicity resulting in reputation or brand damage with customers.
(26)

We have expended, and expect to continue to spend in the future, significant amounts to protect our network and information systems; however, there can be no assurance that these efforts will prevent any of the problems identified above.

The MSG Distribution and the AMC Networks Distribution could result in significant tax liability.

We have received private letter rulings from the IRS to the effect that, among other things, the MSG Distribution and the AMC Networks Distribution and certain related transactions, will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the "Code").

Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling.  Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code.  Rather, the ruling is based upon our representations that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling.

If the MSG Distribution or the AMC Networks Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Madison Square Garden common stock or AMC Networks common stock, as the case may be, in a taxable sale for its fair value.  Cablevision stockholders would be subject to tax as if they had received a distribution equal to the fair value of Madison Square Garden common stock or AMC Networks common stock, as the case may be, that was distributed to them, which generally would be treated as a taxable dividend.  It is expected that the amount of any such taxes to Cablevision's stockholders and us would be substantial.

We may not enjoy all of the benefits of scale that we achieved prior to the MSG Distribution and the AMC Networks Distribution.

Prior to the MSG Distribution and the AMC Networks Distribution, we shared benefits of scope and scale in costs and expenses resulting from various factors including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions.  While we entered into agreements with Madison Square Garden and AMC Networks that govern a number of our commercial and other relationships after the MSG Distribution and AMC Networks Distribution, those arrangements do not fully capture the benefits we enjoyed as a result of common ownership prior thereto.  In addition, in connection with the AMC Networks Distribution, we terminated an agreement pursuant to which we received a management fee that was based upon revenues of the AMC and WE tv networks.  This fee, which amounted to approximately $14.0 million for the six months ended June 30, 2011, was previously included in the operating income of our Telecommunications Services segment and has been reclassified to discontinued operations.  As a result of the MSG Distribution and the AMC Networks Distribution, we now carry a relatively larger share of our administrative and other overhead expenses.  The loss of these benefits as a consequence of the MSG Distribution and AMC Networks Distribution could have an adverse effect on our results of operations and financial condition.

(27)

In connection with the MSG Distribution and AMC Networks Distribution, we will rely on Madison Square Garden's and AMC Networks' performance under various agreements.

In connection with the MSG Distribution and the AMC Networks Distribution, we entered into various agreements with Madison Square Garden and AMC Networks, respectively, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern our relationship with those entities subsequent to the distributions and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the distributions.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreements include agreements that we and those entities agree to provide each other with indemnities with respect to liabilities arising out of the businesses we transferred to those entities.  We are also party to other arrangements with Madison Square Garden and AMC Networks, such as affiliation agreements covering the MSG networks and Fuse, AMC, WE tv, IFC and Sundance Channel.  We and these entities will rely on the other to perform its obligations under these agreements.  If Madison Square Garden or AMC Networks were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

We share certain key executives and directors with Madison Square Garden and AMC Networks, which means those executives will not devote their full time and attention to our affairs.

As a result of the AMC Networks Distribution, our Chairman, Charles F. Dolan, serves as Executive Chairman of AMC Networks.  As a result of the MSG Distribution, our President and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of Madison Square Garden and our Vice Chairman, Hank J. Ratner, serves as President and Chief Executive Officer of Madison Square Garden.  This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of Madison Square Garden and Charles F. Dolan provided senior leadership to our Rainbow segment.  As a result, since the MSG Distribution and AMC Networks Distribution, three senior officers of the Company are not devoting their full time and attention to the Company's affairs.  In addition, eight members of our Board of Directors are also directors of Madison Square Garden and eight members of our Board of Directors are also directors of AMC Networks.

Our overlapping directors and executive officers may result in the diversion of corporate opportunities and other potential conflicts.

Our Board of Directors has adopted a policy that acknowledges that directors and officers of the Company may also be serving as directors, officers, employees or agents of Madison Square Garden or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities.  The Company renounced its rights to certain business opportunities and the new policy provides that no director or officer of the Company who is also serving as a director, officer, employee or agent of Madison Square Garden or AMC Networks and their respective subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the policy) to Madison Square Garden or AMC Networks or any of their respective subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.  The policy expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Madison Square Garden or AMC Networks and/or any of their respective subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.

We are controlled by the Dolan family.  As a result of their control of us, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

Cablevision has two classes of common stock:

•	Class B common stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of the Cablevision Board of Directors, and
•	Class A common stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of the Cablevision Board of Directors.

(28)

As of February 21, 2014, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively beneficially owned all of Cablevision's Class B common stock, approximately 2% of Cablevision's outstanding Class A common stock and approximately 72% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 59% of Cablevision's outstanding Class B common stock, less than 1% of Cablevision's outstanding Class A common stock and approximately 43% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a stockholders’ agreement pursuant to which, among other things, the voting power of the Class B stockholders will be cast as a block with respect to all matters to be voted on by the Class B stockholders.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  In the past, the Dolan family has made proposals to take Cablevision private, including a 2007 transaction that was submitted to a vote of Cablevision's stockholders but that did not receive shareholder approval.  In each such case, the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

As a result of the Dolan family's ownership of all of the Class B common stock, the Dolan family has the power to elect all the directors of Cablevision subject to election by holders of Class B common stock.  Those directors constitute a majority of Cablevision's Board of Directors.  In addition, Dolan family members may control stockholder decisions on matters in which holders of all classes of Cablevision common stock vote together as a single class.  These matters could include the amendment of some provisions of Cablevision's certificate of incorporation and the approval of fundamental corporate transactions.  In addition, the affirmative vote or consent of the holders of at least 66-2⁄3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve the authorization or issuance of any additional shares of Class B common stock.  Furthermore, the Dolan family members also have the power to prevent any amendment, alteration or repeal of any of the provisions of Cablevision's certificate of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.

One purpose of the stockholders’ agreement referred to above is to consolidate Dolan family control of Cablevision.  The Dolan family requested Cablevision's Board of Directors to exercise Cablevision's right, as a "controlled company", to opt-out of the New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board and to have an independent corporate governance and nominating committee.  Cablevision's Board of Directors and the directors elected by holders of Class A common stock each approved this request on March 8, 2004.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 719,000 square feet of space.

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios and microwave receiving antennae are located, as well as other properties, aggregating approximately 2,318,000 square feet of space primarily in New York, New Jersey and Connecticut.
(29)

We lease several business offices in Woodbury, New York with an aggregate of approximately 120,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of those amounts, we currently sublease approximately 288,000 square feet of space to third party tenants and approximately 33,000 square feet of space is currently vacant.  In addition, Newsday leases properties aggregating approximately 708,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.

We generally own all assets (other than real property) related to our cable television operations, including our headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable television system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, program production equipment, tools and maintenance equipment.  We also generally own our service and other vehicles.

We believe our properties are adequate for our use.

Item 3.	Legal Proceedings

Refer to Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CNYG Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CVC".

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the CNYG Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2013:
First Quarter	$15.96	$13.62
Second Quarter	17.01	13.88
Third Quarter	20.16	16.71
Fourth Quarter	18.05	14.65

	High	Low
Year Ended December 31, 2012:
First Quarter	$16.63	$13.65
Second Quarter	15.24	10.76
Third Quarter	17.43	12.66
Fourth Quarter	18.86	13.21
(30)

As of February 21, 2014, there were 867 holders of record of CNYG Class A common stock.

There is no public trading market for the CNYG Class B common stock, par value $.01 per share.  As of February 21, 2014, there were 23 holders of record of CNYG Class B common stock.

All membership interests in CSC Holdings are held by Cablevision.

Stockholder Dividends and Distributions

Cablevision

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

November 6, 2013	$0.15	November 22, 2013	December 13, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
February 26, 2013	$0.15	March 15, 2013	April 3, 2013

October 24, 2012	$0.15	November 7, 2012	November 28, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
February 22, 2012	$0.15	March 9, 2012	March 30, 2012

Cablevision paid dividends aggregating $159.7 million and $163.9 million in 2013 and 2012, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2013, up to approximately $6.1 million will be paid when, and if, restrictions lapse on restricted shares outstanding.

Cablevision may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the CNYG common stock, holders of the CNYG Class A common stock and CNYG Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to CNYG Class A common stock may be paid only with shares of CNYG Class A common stock and stock dividends with respect to CNYG Class B common stock may be paid only with shares of CNYG Class B common stock.

Cablevision's indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.

CSC Holdings

During the years ended December 31, 2013 and 2012, CSC Holdings made equity distribution cash payments to Cablevision, its sole member, aggregating approximately $501.2 million and $671.8 million, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares;
•	Cablevision's repurchases of certain outstanding senior notes in 2013; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program in 2012.
(31)

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

CSC Holdings' indentures and CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.

Recent Sales and Use of Proceeds

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500 million of CNYG Class A common stock.  In May 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500 million of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1.5 billion of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.  There were no repurchases during the year ended December 31, 2013.  As of December 31, 2013, the Company had $455.3 million of availability remaining under its stock repurchase authorizations.

Equity Compensation Plan Information

The Equity Compensation Plan information under which Cablevision's equity securities are authorized for issuance required under Item 5 is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to 120 days after the close of its fiscal year, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

CNYG Stock Performance Graph

The chart below compares the performance of the Company's CNYG Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in CNYG Class A common stock prices from December 31, 2008 through December 31, 2013.  As required by the SEC, the values shown assume the reinvestment of all dividends and also reflect the effect of the AMC Networks Distribution and MSG Distribution.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2013:  Comcast Corporation, Mediacom Communications Corporation (until March 4, 2011 when Mediacom stock ceased trading), Time Warner Cable Inc., and Charter Communications (from December 2, 2009, when Charter emerged from bankruptcy).  The chart assumes $100 was invested on December 31, 2008 in each of the Company's CNYG Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.
(32)

	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013
CNYG CLASS A	$100	$157	$254	$156	$171	$213
S&P 500 INDEX	$100	$126	$146	$149	$172	$228
PEER GROUP	$100	$113	$162	$170	$268	$382

(33)

Item 6.	Selected Financial Data

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings.  The selected financial data presented below should be read in conjunction with the audited consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

Operating Data:
	Cablevision Systems Corporation
	Years Ended December 31,
	2013	2012(a)	2011	2010	2009
	(Dollars in thousands)

Revenues, net	$6,232,152	$6,131,675	$6,162,608	$6,087,864	$5,828,567
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,079,226	3,001,577	2,653,978	2,563,575	2,458,899
Selling, general and administrative	1,521,005	1,454,045	1,398,061	1,421,737	1,383,861
Restructuring expense (credits)	23,550	(770)	6,311	(58)	5,583
Depreciation and amortization (including impairments)	909,147	907,775	846,533	874,334	911,566
Operating income	699,224	769,048	1,257,725	1,228,276	1,068,658
Other income (expense):
Interest expense, net	(600,637)	(660,074)	(685,967)	(704,162)	(669,814)
Gain on sale of affiliate interests	-	716	683	2,051	-
Gain (loss) on investments, net	313,167	294,235	37,384	109,813	(977)
Gain (loss) on equity derivative contracts, net	(198,688)	(211,335)	1,454	(72,044)	631
Loss on interest rate swap contracts, net	-	(1,828)	(7,973)	(85,013)	(75,631)
Loss on extinguishment of debt and write-off of deferred financing costs	(22,542)	(66,213)	(92,692)	(110,049)	(73,457)
Miscellaneous, net	2,436	1,770	1,265	1,448	544

Income from continuing operations before income taxes	192,960	126,319	511,879	370,320	249,954
Income tax expense	(65,635)	(51,994)	(220,552)	(133,378)	(118,422)
Income from continuing operations	127,325	74,325	291,327	236,942	131,532
Income from discontinued operations, net of income taxes (b)	338,316	159,288	954	124,655	153,767
Net income	465,641	233,613	292,281	361,597	285,299
Net loss (income) attributable to noncontrolling interests	20	(90)	(424)	(649)	273
Net income attributable to Cablevision Systems Corporation stockholders	$465,661	$233,523	$291,857	$360,948	$285,572

(a)	See Note 19 to our consolidated financial statements for information regarding the impact of Superstorm Sandy.
(b)	See Note 5 to our consolidated financial statements for additional information regarding discontinued operations. The 2009 amount also includes the results of operations of Madison Square Garden for the period prior to the MSG Distribution.

(34)

	Cablevision Systems Corporation
	Years Ended December 31,
	2013	2012	2011	2010(a)	2009
	(Dollars in thousands, except per share data)
INCOME PER SHARE:

Basic income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.49	$0.28	$1.05	$0.81	$0.45

Income from discontinued operations	$1.30	$0.61	$0.00	$0.43	$0.53

Net income	$1.79	$0.89	$1.06	$1.23	$0.98

Basic weighted average common shares (in thousands)	260,763	262,258	276,369	293,165	291,759

Diluted income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.48	$0.28	$1.02	$0.78	$0.44

Income from discontinued operations	$1.27	$0.60	$0.00	$0.41	$0.52

Net income	$1.75	$0.87	$1.02	$1.20	$0.96

Diluted weighted average common shares (in thousands)	265,935	267,330	284,904	301,880	298,444

Cash dividends declared and paid per common share	$0.60	$0.60	$0.575	$0.475	$0.40

Amounts attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations, net of income taxes	$127,345	$74,235	$290,903	$236,293	$131,805
Income from discontinued operations, net of income taxes	338,316	159,288	954	124,655	153,767
Net income	$465,661	$233,523	$291,857	$360,948	$285,572
(35)

	CSC Holdings, LLC
	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Revenues, net	$6,232,152	$6,131,675	$6,162,608	$6,087,864	$5,828,567
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,079,226	3,001,577	2,653,978	2,563,575	2,458,899
Selling, general and administrative	1,521,005	1,454,045	1,398,061	1,421,737	1,383,861
Restructuring expense (credits)	23,550	(770)	6,311	(58)	5,583
Depreciation and amortization (including impairments)	909,147	907,775	846,533	874,334	911,566
Operating income	699,224	769,048	1,257,725	1,228,276	1,068,658
Other income (expense):
Interest expense, net	(315,572)	(406,783)	(443,385)	(463,749)	(493,672)
Gain on sale of affiliate interests	-	716	683	2,051	-
Gain (loss) on investments, net	313,167	294,235	37,384	109,813	(977)
Gain (loss) on equity derivative contracts, net	(198,688)	(211,335)	1,454	(72,044)	631
Loss on interest rate swap contracts, net	-	(1,828)	(7,973)	(85,013)	(75,631)
Loss on extinguishment of debt and write-off of deferred financing costs	(23,144)	(66,213)	(92,692)	-	(72,870)
Miscellaneous, net	2,436	1,770	1,265	1,434	544
Income from continuing operations before income taxes	477,423	379,610	754,461	720,768	426,683
Income tax expense	(188,079)	(152,547)	(328,714)	(270,497)	(189,500)
Income from continuing operations	289,344	227,063	425,747	450,271	237,183
Income from discontinued operations, net of income taxes	330,711	159,288	954	124,655	153,767
Net income	620,055	386,351	426,701	574,926	390,950
Net loss (income) attributable to noncontrolling interests	20	(90)	(424)	(649)	273
Net income attributable to CSC Holdings, LLC's sole member	$620,075	$386,261	$426,277	$574,277	$391,223

Amounts attributable to CSC Holdings, LLC's sole member:

Income from continuing operations, net of income taxes	$289,364	$226,973	$425,323	$449,622	$237,456
Income from discontinued operations, net of income taxes	330,711	159,288	954	124,655	153,767
Net income	$620,075	$386,261	$426,277	$574,277	$391,223
(36)

Balance Sheet Data:
	Cablevision Systems Corporation
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Total assets	$6,591,076	$7,250,289	$7,152,747	$8,889,548	$9,676,772
Credit facility debt	3,766,145	3,914,001	4,433,460	4,999,111	4,718,750
Collateralized indebtedness	817,950	556,152	455,938	352,606	375,832
Senior notes and debentures	5,138,515	5,488,219	5,196,660	5,318,193	5,022,600
Notes payable	5,334	12,585	29,227	-	-
Capital lease obligations	31,290	56,569	42,763	31,237	31,930
Total debt	9,759,234	10,027,526	10,158,048	10,701,147	10,149,112
Redeemable noncontrolling interest	9,294	11,999	13,761	14,698	12,175
Stockholders' deficiency	(5,284,330)	(5,639,164)	(5,575,855)	(6,296,918)	(5,155,955)
Noncontrolling interests	786	1,158	1,791	1,485	521
Total deficiency	(5,283,544)	(5,638,006)	(5,574,064)	(6,295,433)	(5,155,434)

	CSC Holdings, LLC
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Total assets	$6,448,547	$7,454,169	$7,611,206	$9,194,747	$9,872,523
Credit facility debt	3,766,145	3,914,001	4,433,460	4,999,111	4,718,750
Collateralized indebtedness	817,950	556,152	455,938	352,606	375,832
Senior notes and debentures	2,309,403	2,596,683	3,029,694	3,152,505	3,134,909
Notes payable	5,334	12,585	29,227	-	-
Capital lease obligations	31,290	56,569	42,763	31,237	31,930
Total debt	6,930,122	7,135,990	7,991,082	8,535,459	8,261,421
Redeemable noncontrolling interest	9,294	11,999	13,761	14,698	12,175
Member's deficiency	(2,644,072)	(2,851,773)	(3,414,943)	(4,150,245)	(3,090,152)
Noncontrolling interests	786	1,158	1,791	1,485	521
Total deficiency	(2,643,286)	(2,850,615)	(3,413,152)	(4,148,760)	(3,089,631)

(37)

Statistical Data (Unaudited):

	As of December 31,
	2013	2012(e)	2011
	(in thousands, except per customer amounts)

Total customers(a)	3,188	3,230	3,255
Video customers(b)	2,813	2,893	2,947
High-speed data customers	2,780	2,763	2,701
Voice customers	2,272	2,264	2,201

Serviceable passings(c)	5,034	4,979	4,922

Penetration:
Total customers to serviceable passings	63.3%	64.9%	66.1%
Video customers to serviceable passings	55.9%	58.1%	59.9%
High-speed data customers to serviceable passings	55.2%	55.5%	54.9%
Voice customers to serviceable passings	45.1%	45.5%	44.7%
Average Monthly Revenue per Customer Relationship ("RPC")(d)	$147.34	$137.51	$141.37
Average Monthly Revenue per Video Customer ("RPS")(d)	$166.66	$153.22	$156.09

(a)	Represents number of households/businesses that receive at least one of the Company's services.
(b)	Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets. In calculating the number of customers, we count all customers other than inactive/disconnected customers (see footnote (e) below). Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees. Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services. Free status is not granted to regular customers as a promotion. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel. In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.
(c)	Represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.
(d)	RPC is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Cable segment for the fourth quarter of each year presented by the average number of total customers served by our cable television systems for the same period. RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.
(e)	Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we were unable to contact and those whose billing we decided to suspend temporarily during restoration of their homes. These customers represent approximately 11 thousand total, 10 thousand video, 9 thousand high-speed data and 7 thousand voice customers. Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy during the fourth quarter of 2012. As a result, the customer information in the table above includes delinquent customer accounts that exceeded our normal disconnect timeline. Of these delinquent accounts, we estimated the number of accounts that we believed would be disconnected in 2013 as our normal collection and disconnect procedures resumed and our customer counts as of December 31, 2012 were reduced accordingly (27 thousand total, 24 thousand video, 23 thousand high-speed data and 19 thousand voice customers).
(38)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Form 10-K there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•	competition for subscribers from existing competitors (such as telephone companies, direct broadcast satellite ("DBS") distributors, and Internet-based providers) and new competitors (such as high-speed wireless providers) entering our franchise areas;
•	demand for our video, high-speed data and voice services, which is impacted by competition from other services and the other factors discussed herein;
•	industry conditions;
•	changes in the laws or regulations under which we operate;
•	the outcome of litigation and other proceedings, including the matters described under Item 3. Legal Proceedings;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
•	the level of our capital expenditures;
•	the level of our expenses, including the cost of programming;
•	future acquisitions and dispositions of assets;
•	market demand for new services;
•	demand for advertising on our cable television systems;
•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•	other risks and uncertainties inherent in the cable television and newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
•	the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

We disclaim any obligation to update or revise the forward looking statements contained herein, except as otherwise required by applicable federal securities laws.
(39)

CABLEVISION SYSTEMS CORPORATION

All dollar amounts, except per customer, per unit, and per share data, included in the following discussion under this Item 7, are presented in thousands.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See also "Item 1A. Risk Factors".

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

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale") (see Note 1 to our consolidated financial statements).  On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (the "Bresnan Sale"), to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013 (see Note 1 to our consolidated financial statements).  Bresnan Cable includes all of our previously owned cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, we no longer consolidate the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in our consolidated financial statements as discontinued operations for all periods presented.

On October 29, 2012, Superstorm Sandy made landfall in the New York metropolitan area, resulting in widespread power outages and service disruptions for almost 60% of our customers, as well as damage to certain portions of our cable network.  In the fourth quarter 2012, we recorded customer service credits and net incremental costs of approximately $116,300, including capital expenditures.  In the first quarter of 2013, we incurred an additional $7,600, primarily for repairs and maintenance, to complete our remediation. See discussion below in "Business Segments Results - Cable" for a summary of service outage credits, incremental costs and capital expenditures related to Superstorm Sandy for the Cable segment.

On June 30, 2011, we distributed to our stockholders all of the outstanding common stock of AMC Networks Inc., a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by our Rainbow segment (the "AMC Networks Distribution").

As a result of the AMC Networks Distribution, we no longer consolidate the financial results of AMC Networks.  Accordingly, the historical financial results of AMC Networks have been reflected in our consolidated financial statements as discontinued operations for all periods presented.
(40)

Cable

Our Cable segment, which accounted for 89% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2013, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services.  These monthly charges include fees for cable television programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Our revenues have been negatively impacted by video subscriber declines and promotional pricing due primarily to intense competition and continued weak economic conditions.  In 2012, we did not implement a residential rate increase and extended the terms of certain promotional offers.  During the first quarter of 2013, we implemented rate increases for certain of our high-speed data services and beginning in the second quarter of 2013, we implemented a sports programming surcharge and other rate increases for certain video services.

Our cable television service, which accounted for 54% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2013, faces competition from video service provided by incumbent telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon"), and AT&T Inc. ("AT&T"), which recently entered into an agreement to sell its Connecticut operation to Frontier Communications.  Verizon and AT&T have made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  For example, we have deployed WiFi access points throughout our footprint.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon is currently able to sell a fiber-based video service to at least half of the households in our service area.   Verizon's build out and video sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has also built its fiber network to areas where we believe it is not currently able to sell its fiber-based video service.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video in the future. AT&T (which recently entered into an agreement to sell its Connecticut operation to Frontier Communications) offers video service in competition with us in most of our Connecticut service area.  Verizon and AT&T also market DBS services in our service area.  This competition with Verizon and AT&T negatively impacts our video revenue in these areas and will continue to do so in the future.  Each of these companies has significantly greater financial resources than we do.
(41)

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2013, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Verizon offers high speed data services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell its high-speed data services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell high-speed data services in the future.  Due to our high penetration (55.2% of serviceable passings at December 31, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

Our VoIP offering, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2013, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Verizon offers VoIP services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell their VoIP services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell VoIP services in the future.  Due to the high penetration (45.1% of serviceable passings at December 31, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

Our programming costs, which are the most significant component of our Cable segment's operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches.  Additionally, as a result of various initiatives to improve our services, our level of capital expenditures and other operating expenses have also increased.  See "Business Segments Results - Cable" below for a further discussion of revenues and operating expenses and "Liquidity and Capital Resources - Capital Expenditures" for additional information regarding our capital expenditures.

Lightpath

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2013.  Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.
(42)

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2013, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, (iv) MSG Varsity, a program service dedicated to showcasing high school sports and activities and other local programming, and (v) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the year ended December 31, 2013, advertising revenues accounted for 69% and circulation revenues accounted for 30% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery and digital subscriptions of the Newsday daily newspaper as well as single copy sales of Newsday through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.

The newspaper industry generally has experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by consumers, particularly younger consumers, as a source of news and classifieds.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

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

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that derives its revenues primarily from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target geographic and demographic audiences.

MSG Varsity

MSG Varsity is a program service dedicated to showcasing high school sports and activities and other local programming.  It does not receive intercompany affiliation fees from the Cable segment and has minimal revenues.  We have recently reduced the activities of MSG Varsity.  See details of the related cost reductions in the "Business Segments Results – Other" discussion below.
(43)

Critical Accounting Policies

In preparing its financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company's long-lived and indefinite-lived assets at December 31, 2013 include goodwill of $264,690, other intangible assets of $789,250 ($739,298 of which are indefinite-lived intangible assets), and $2,978,353 of property, plant and equipment.  Such assets accounted for approximately 61% of the Company's consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company's cable television franchises and various trademarks, are tested annually for impairment during the first quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.

We assess qualitative factors for certain of our reporting units that carry goodwill. Among other relevant events and circumstances that affect the fair value of these reporting units, we assess individual factors such as:

•	macroeconomic conditions;
•	industry and market conditions;
•	overall financial performance of the reporting unit;
•	changes in management, strategy or customers; and
•	relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit.

The Company assesses these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  This quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount.

When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment at the annual impairment test date, the Company had two reporting units containing approximately 97% of the Company's goodwill balance of $264,690.  These reporting units are Cable ($234,290) and Lightpath ($21,487).
(44)

The Company assesses the qualitative factors discussed above to determine whether it is necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test.  This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting’s fair value is less than its carrying amount.  When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for identifiable indefinite-lived intangible assets requires a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2013:

Reportable Segment	Unit of Accounting	Identifiable Indefinite- Lived Intangible Assets Balance
Cable	Cable Television Franchises	$731,848

Other	Newsday Trademarks	7,200

Cable	Other indefinite-lived intangibles	250
		$739,298

For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment.  If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

In assessing the recoverability of the Company's goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.  For the Cable reportable segment, these valuations also include assumptions for average annual revenue per customer, number of serviceable passings, operating margin and market penetration as a percentage of serviceable passings, among other assumptions.  Further, the projected cash flow assumptions consider contractual relationships, customer attrition, eventual development of new technologies and market competition.  For Newsday, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Based on the Company's annual impairment test during the first quarter of 2013, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company's reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for the Company's Cable or Lightpath reporting units.

(45)

The Company's identifiable indefinite-lived intangible assets that represent over 99% of the total indefinite-lived intangibles recorded on the consolidated balance sheet at December 31, 2013 are the Company's cable television franchises and various reporting unit trademarks, which are valued using an income approach or market approach.  The Company's cable television franchises are the largest of the Company's identifiable indefinite-lived intangible assets and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows ("DCF") methodology.  The DCF methodology used to value cable television franchises entails identifying the projected discrete cash flows related to such cable television franchises and discounting them back to the valuation date.  The projected discrete cash flows related to such cable television franchises represent the rights to solicit and the right to service potential customers in the service areas defined by franchise rights currently held by the Company.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company's annual impairment test during the first quarter of 2013, the Company's units of accounting that represent approximately 96% of the Company's identifiable indefinite-lived intangible assets have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets' estimated fair value unit of accounting over their respective carrying values.  In order to evaluate the sensitivity of the fair value calculations of all the Company's identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company's identifiable indefinite-lived intangibles.  These hypothetical decreases of 10%, 20% and 30% would not have resulted in impairment charges related to any of the Company's identifiable indefinite-lived intangible assets, except for the Newsday related trademarks. The Company recorded an impairment charge of $25,100, $13,000 and $11,000, in the fourth quarter of 2013, 2012 and 2011, respectively, related to these trademarks, reflecting the excess of the carrying value over the estimated fair value.

The estimated fair values of Newday's trademarks were based on discounted future cash flows calculated based on the relief-from-royalty method. The reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to a decrease in the assumed royalty rate from 3% for 2011 to 2% for 2012 and 0.5% for 2013.  These decreases are primarily due to the lower projected margins for the Newsday print newspaper and newsday.com.  In addition, declines in the Company's revenue projections for the Newsday print newspaper and newsday.com and changes in the discount rate from 12.5% for 2011 to 11.5% for 2012 and 12.0% for 2013 also impacted the estimated fair values. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

In addition, in 2013, the Company recorded an impairment charge of $12,358, relating to the excess of the carrying value of Newsday's amortizing advertising relationships over its estimated fair value.  The decrease in fair value, which was determined based on discounted cash flows, resulted primarily from the decline in projected cash flows related to these assets.

(46)

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards ("NOLs").  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  Based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  The Company decreased the valuation allowance by $1,974 in 2013 and increased the valuation allowance by $5,480 and $1,822 in 2012 and 2011, respectively.  During 2013 and 2011, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $303 and $425 in 2013 and 2011, respectively.  Pursuant to certain LLC conversions during 2012, state NOLs for which the deferred tax asset had been offset by a valuation allowance were eliminated. The associated deferred tax asset and valuation allowance were both reduced by $3,074 in 2012.

Plant and Equipment:

Costs incurred in the construction of the Company's cable television system, including line extensions to, and upgrade of, the Company's hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (4 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over the estimated useful lives of 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

The estimated useful lives assigned to our property, plant and equipment are reviewed on an annual basis or more frequently if circumstances warrant and such lives are revised to the extent necessary due to changing facts and circumstances.  Any changes in estimated useful lives are reflected prospectively.

Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our accounting policies with respect to the policies discussed above and other items.
(47)

Legal Contingencies

The Company is party to various lawsuits and proceedings and is subject to other claims that arise in the ordinary course of business, some involving claims for substantial damages.  The Company records an estimated liability for these claims when management believes the loss from such matters is probable and reasonably estimable.  The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as necessary.  The actual cost of resolving a claim may be substantially different from the amount of the liability recorded.  Refer to Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal contingencies.

Certain Transactions

The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:

2013 Transactions

On June 27, 2013, we completed the Clearview Sale and on July 1, 2013, we completed the Bresnan Sale.  As a result, we no longer consolidate the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in our consolidated financial statements as discontinued operations for all periods presented.

2011 Transactions

On June 30, 2011, we completed the AMC Networks Distribution.  As a result of the AMC Networks Distribution, we no longer consolidate the financial results of AMC Networks.  Accordingly, the historical financial results of AMC Networks have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.

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

In October 2012, we and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of us and AMC Networks.  On April 8, 2013, we and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) we would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, we received $175,000 from AMC Networks (in addition to the $350,000 initially distributed to us from the joint escrow account in December 2012).  The proceeds of $175,000 and $350,000 were recorded as a gain in discontinued operations for the years ended December 31, 2013 and 2012, respectively.
(48)

Non-GAAP Financial Measures

We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards that are not expected to be made in cash, in the case of restricted shares, restricted stock units and stock options, and the distortive effects of fluctuating stock prices in the case of stock appreciation rights.

We present AOCF as a measure of our ability to service our debt and make continuing investments, including in our capital infrastructure.  We believe AOCF is an appropriate measure for evaluating the operating performance of our business segments and the Company on a consolidated basis.  AOCF and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry.  Internally, we use net revenues and AOCF measures as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators.  AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with U.S. generally accepted accounting principles ("GAAP").  Since AOCF is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.  Each presentation of AOCF in this Annual Report on Form 10-K includes a reconciliation of AOCF to operating income (loss).

(49)

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF INCOME DATA

	Years Ended December 31,
	2013		2012
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$6,232,152	100%	$6,131,675	100%	$100,477

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,079,226	49	3,001,577	49	(77,649)
Selling, general and administrative	1,521,005	24	1,454,045	24	(66,960)
Restructuring expense (credits)	23,550	-	(770)	-	(24,320)
Depreciation and amortization (including impairments)	909,147	15	907,775	15	(1,372)
Operating income	699,224	11	769,048	13	(69,824)
Other income (expense):
Interest expense, net	(600,637)	(10)	(660,074)	(11)	59,437
Gain on sale of affiliate interests	-	-	716	-	(716)
Gain on investments, net	313,167	5	294,235	5	18,932
Loss on equity derivative contracts, net	(198,688)	(3)	(211,335)	(3)	12,647
Loss on interest rate swap contracts, net	-	-	(1,828)	-	1,828
Loss on extinguishment of debt and write-off of deferred financing costs	(22,542)	-	(66,213)	(1)	43,671
Miscellaneous, net	2,436	-	1,770	-	666
Income from continuing operations before income taxes	192,960	3	126,319	2	66,641
Income tax expense	(65,635)	(1)	(51,994)	(1)	(13,641)
Income from continuing operations	127,325	2	74,325	1	53,000
Income from discontinued operations, net of income taxes	338,316	5	159,288	3	179,028
Net income	465,641	7	233,613	4	232,028
Net loss (income) attributable to noncontrolling interests	20	-	(90)	-	110
Net income attributable to Cablevision Systems Corporation stockholders	$465,661	7%	$233,523	4%	$232,138

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$699,224	$769,048	$(69,824)
Share-based compensation	52,715	60,705	(7,990)
Depreciation and amortization (including impairments)	909,147	907,775	1,372
Restructuring expense (credits)	23,550	(770)	24,320
AOCF	$1,684,636	$1,736,758	$(52,122)
(50)

STATEMENT OF INCOME DATA (continued)

	Years Ended December 31,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$6,131,675	100%	$6,162,608	100%	$(30,933)

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,001,577	49	2,653,978	43	(347,599)
Selling, general and administrative	1,454,045	24	1,398,061	23	(55,984)
Restructuring expense (credits)	(770)	-	6,311	-	7,081
Depreciation and amortization (including impairments)	907,775	15	846,533	14	(61,242)
Operating income	769,048	13	1,257,725	20	(488,677)
Other income (expense):
Interest expense, net	(660,074)	(11)	(685,967)	(11)	25,893
Gain on sale of affiliate interests	716	-	683	-	33
Gain on investments, net	294,235	5	37,384	1	256,851
Gain (loss) on equity derivative contracts, net	(211,335)	(3)	1,454	-	(212,789)
Loss on interest rate swap contracts, net	(1,828)	-	(7,973)	-	6,145
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(1)	(92,692)	(2)	26,479
Miscellaneous, net	1,770	-	1,265	-	505
Income from continuing operations before income taxes	126,319	2	511,879	8	(385,560)
Income tax expense	(51,994)	(1)	(220,552)	(4)	168,558
Income from continuing operations	74,325	1	291,327	5	(217,002)
Income from discontinued operations, net of income taxes	159,288	3	954	-	158,334
Net income	233,613	4	292,281	5	(58,668)
Net income attributable to noncontrolling interests	(90)	-	(424)	-	334
Net income attributable to Cablevision Systems Corporation stockholders	$233,523	4%	$291,857	5%	$(58,334)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$769,048	$1,257,725	$(488,677)
Share-based compensation	60,705	44,228	16,477
Depreciation and amortization (including impairments)	907,775	846,533	61,242
Restructuring expense (credits)	(770)	6,311	(7,081)
AOCF	$1,736,758	$2,154,797	$(418,039)
(51)

Comparison of Consolidated Year Ended December 31, 2013 Versus Year Ended December 31, 2012

Consolidated Results – Cablevision Systems Corporation

We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;
•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services, to the business market in the New York metropolitan area; and
•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, (iv) MSG Varsity, and (v) certain other businesses and unallocated corporate costs.

Previously, the operations of Cable and Lightpath were aggregated and represented the Telecommunications Services segment.  These operations have been reclassified to separate segments for all periods presented.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment), Bresnan Cable (previously included in the Telecommunications Services segment) and AMC Networks (previously included in the Rainbow segment) that were not eliminated as a result of the Clearview Sale, the Bresnan Sale, and the AMC Networks Distribution have been reclassified to the Other segment in continuing operations for all periods presented.

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

Revenues, net for the year ended December 31, 2013 increased $100,477 (2%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Cable segment	$96,903
Increase in revenues of the Lightpath segment	8,833
Decrease in revenues of the Other segment	(7,270)
Inter-segment eliminations	2,011
$100,477

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs, which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses, which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.
(52)

Technical and operating expenses (excluding depreciation, amortization and impairments) in 2013 increased $77,649 (3%) as compared to 2012.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$96,874
Decrease in expenses of the Lightpath segment	(4,873)
Decrease in expenses of the Other segment	(15,879)
Inter-segment eliminations	1,527
$77,649

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $66,960 (5%) for 2013 as compared to 2012.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$52,537
Increase in expenses of the Lightpath segment	2,476
Increase in expenses of the Other segment	11,463
Inter-segment eliminations	484
$66,960

Depreciation and amortization (including impairments) increased $1,372 for 2013 as compared to 2012.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$750
Decrease in expenses of the Lightpath segment	(5,560)
Increase in expenses of the Other segment	6,182
$1,372

Restructuring expense for the year ended December 31, 2013 amounted to $23,550.  This is comprised of $11,283 associated primarily with the elimination of 234 positions in our Cable segment, $10,038 associated primarily with the elimination of 191 positions in our Other segment and $1,558 associated primarily with the elimination of 16 positions in our Lightpath segment as a result of a strategic evaluation of the Company's operations.  Additionally, we expensed $1,205 in connection with an early lease termination in our Other segment.  Offsetting these expenses are restructuring credits of $534 related to adjustments to facility realignment provisions recorded in prior restructuring plans.

Adjusted operating cash flow decreased $52,122 (3%) for 2013 as compared 2012.  The net decrease is attributable to the following:

Decrease in AOCF of the Cable segment	$(58,512)
Increase in AOCF of the Lightpath segment	10,799
Decrease in AOCF of the Other segment	(4,409)
$(52,122)

Interest expense, net decreased $59,437 (9%) for 2013 as compared to 2012.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(64,441)
Net increase due to change in average debt balances	3,819
Lower interest income	513
Increase in fees related primarily to the refinancing of CSC Holdings' credit facility	7,848
Decrease in interest expense related to capital leases and lower amortization of deferred financing costs	(7,176)
$(59,437)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
(53)

Gain on investments, net for the years ended December 31, 2013 and 2012 of $313,167 and $294,235, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are offset by the losses on the related equity derivative contracts, net described below.

Loss on equity derivative contracts, net for the years ended December 31, 2013 and 2012 of $198,688 and $211,335, respectively, consists of unrealized and realized gains due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $1,828 for the year ended December 31, 2012.  Through their maturity on June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  The losses on interest rate swap contracts were a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $22,542 and $66,213 for the years ended December 31, 2013 and 2012, respectively.  The 2013 amount represents payments in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2014 and June 2015 and related fees and the write-off of unamortized deferred financing costs and discounts related to such repurchases, net of a gain recognized in connection with the repurchase of Cablevision's senior notes due September 2022. Additionally, the 2013 amount includes the write-off of deferred financing costs associated with the refinancing of the Restricted Group credit facility.  The 2012 amount represents payments in excess of the aggregate principal amount to repurchase a portion of CSC Holdings' senior notes due April 2014 and June 2015 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  Additionally, the 2012 amount includes the write-off of deferred financing costs associated with the refinancing of the Newsday credit facility.

Income tax expense of $65,635 for the year ended December 31, 2013, reflected an effective tax rate of 34%.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,631.  The Company recorded tax benefits of (i) $3,739 related to research and development credits, (ii) $11,228 resulting from a change in the state apportionment rates used to measure deferred taxes, and (iii) $3,851 resulting from a lower tax rate used to determine deferred tax on unrealized investment gains.  Absent these items, the effective tax rate for the year ended December 31, 2013 would have been 41%.

The Company recorded income tax expense of $51,994 for the year ended December 31, 2012, reflecting an effective tax rate of 41%.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,480.  The Company recorded tax benefits of $2,659 related to uncertain tax positions and $3,935 resulting from re-measuring the deferred tax asset for certain state net operating loss carry forwards.  The exclusion of pretax income of an entity that is not consolidated for income tax purposes resulted in tax benefit of $2,605.  Absent these items, the effective tax rate for the year ended December 31, 2012 would have been 44%.

For the year ended December 31, 2013, the Company has fully offset federal taxable income with a net operating loss carry forward.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

In January 2014, the IRS informed the Company that the consolidated federal income tax returns for 2009 and 2010 are no longer under examination.  Accordingly, in the first quarter of 2014, the Company will record income tax benefit of approximately $53,000 associated with the reversal of a noncurrent liability relating to an uncertain tax position.

(54)

Income from discontinued operations

Income from discontinued operations, net of income taxes, for the years ended December 31, 2013 and 2012 reflects the following items:

	Years Ended December 31,
	2013	2012
Litigation settlement, net of legal fees, net of income taxes	$103,636	$200,250
Income (loss) of Bresnan Cable, including gain on sale in 2013, net of income taxes	259,692	(29,295)
Loss of Clearview Cinemas, including loss on sale in 2013, net of income taxes	(25,012)	(11,667)
Income from discontinued operations, net of income taxes - Cablevision	338,316	159,288
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	(7,605)	-
Income from discontinued operations, net of income taxes - CSC Holdings	$330,711	$159,288

See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

Business Segments Results

Cable

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment:

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,576,011	100%	$5,479,108	100%	$96,903
Technical and operating expenses (excluding depreciation and amortization shown below)	2,742,709	49	2,645,835	48	(96,874)
Selling, general and administrative expenses	1,126,126	20	1,073,589	20	(52,537)
Restructuring expense	11,283	-	-	-	(11,283)
Depreciation and amortization	743,431	13	742,681	14	(750)
Operating income	$952,462	17%	$1,017,003	19%	$(64,541)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$952,462	$1,017,003	$(64,541)
Share-based compensation	32,353	38,357	(6,004)
Restructuring expense	11,283	-	11,283
Depreciation and amortization	743,431	742,681	750
AOCF	$1,739,529	$1,798,041	$(58,512)
(55)

Revenues, net for the year ended December 31, 2013 increased $96,903 (2%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$3,149,702	$3,166,486	$(16,784)	(1)%
High-speed data	1,342,627	1,222,266	120,361	10
Voice	841,048	841,701	(653)	-
Advertising	147,875	151,847	(3,972)	(3)
Other (including installation, advertising sales commissions, home shopping, and other products)	94,759	96,808	(2,049)	(2)
Total Cable	$5,576,011	$5,479,108	$96,903	2%

The net revenue increase for the year ended December 31, 2013 as compared to the prior year was primarily derived from (i) an increase in high-speed data revenue due primarily to a rate increase implemented in the first quarter of 2013, (ii) $33,156 in customer credits recorded in 2012 as a result of Superstorm Sandy (see Superstorm Sandy discussion under "Business Segment Results - Cable" in the "Comparison of Consolidated Year End December 31, 2012 Versus Year Ended December 31, 2011"), (iii) higher average recurring video revenue per video customer, and (iv) higher high-speed data and voice customers as outlined in the table below.  This increase was partially offset by declines in video revenue due to an 80,000 decline in video customers as compared to December 31, 2012, the favorable resolution of a voice access dispute for $11,750 recorded in 2012 and a decline in advertising revenue.

The following table presents certain statistical information as of December 31, 2013, September 30, 2013 and December 31, 2012:

	December 31, 2013	September 30, 2013	December 31, 2012(a)
	(in thousands, except per customer amounts )

Total customers	3,188	3,195	3,230
Video customers	2,813	2,831	2,893
High-speed data customers	2,780	2,774	2,763
Voice customers	2,272	2,272	2,264
Serviceable Passings	5,034	5,013	4,979

Average Monthly Revenue per Customer ("RPC")	$147.34	$146.11	$137.51

Average Monthly Revenue per Video Customer ("RPS")	$166.66	$164.61	$153.22

(a)	Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we were unable to contact and those whose billing we decided to suspend temporarily during restoration of their homes. These customers represent approximately 11 thousand total, 10 thousand video, 9 thousand high-speed data and 7 thousand voice customers. Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy during the fourth quarter of 2012. As a result, the customer information in the table above includes delinquent customer accounts that exceeded our normal disconnect timeline. Of these delinquent accounts, we estimated the number of accounts that we believed would be disconnected in 2013 as our normal collection and disconnect procedures resumed and our customer counts as of December 31, 2012 were reduced accordingly (27 thousand total, 24 thousand video, 23 thousand high-speed data and 19 thousand voice customers).

The Company had a loss of 80,000 video customers for the year ended December 31, 2013 compared to a loss of 54,500 in 2012.  We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, and continued weak economic conditions.  These factors are expected to impact our ability to increase our existing customers and revenue in the future.

(56)

Technical and operating expenses (excluding depreciation and amortization shown below) for 2013 increased $96,874 (4%) as compared to 2012.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower subscribers (see discussion below)	$140,070
Increase in employee related costs, primarily merit increases, benefits, certain other compensation increases (see discussion below) and an increase in the number of employees	61,282
Increase in other net repairs and maintenance costs	11,427
Decreases in expenses, net of programming and other credits, incurred as a result of Superstorm Sandy, including expenses of $7,484 incurred in the first quarter of 2013	(49,768)
Decrease in contractor costs due primarily to lower truck rolls	(37,339)
Decrease in voice related fees, net due primarily to reduction in rate and volume	(11,568)
Contract termination cost related to equipment purchase commitments in the fourth quarter of 2012	(9,356)
Decrease in taxes and fees due primarily to the favorable resolution of certain voice related tax matters in 2013	(6,931)
Other net decreases	(943)
$96,874

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates, new channel launches, the effect of increasing the number of subscribers receiving certain programming services, and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 10% in 2013 and we anticipate a similar increase in 2014.  Costs of field operations, which consist primarily of employee related, customer installation and repair and maintenance costs, may fluctuate as a result of shifting between the utilization of contractors and employees.  Also employee related and customer installation costs increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs, which consist primarily of employee related, repair and maintenance and utility costs, also fluctuate as capitalizable network upgrade and enhancement activity changes.  Technical and operating expenses also include franchise fees, which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

As a result of a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement, certain compensation changes were implemented during the second quarter of 2012.  The increase in certain employee costs reflects the full year impact of these changes compared to 2012.

Selling, general and administrative expenses increased $52,537 (5%) for 2013 as compared to 2012.  The net increase is attributable to the following:

Increase in employee related costs, primarily merit increases, benefits, certain compensation increases (see discussion above)	$55,960
Increase in legal and other professional fees	18,006
Increase in advertising and marketing costs	6,143
Increase in expenses related to long-term incentive awards offset by a decrease in share-based compensation expense	3,366
Decrease in customer promotional incentives	(17,707)
Expenses incurred as a result of Superstorm Sandy in 2012	(15,118)
Other net increases, including allocations of corporate overhead costs	1,887
$52,537
(57)

Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally fluctuate as the number of customers increases or decreases and rise as a result of general inflationary cost increases for employees and various other expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs vary period to period and may increase with intense competition.

Restructuring expense of $11,283 for 2013 is associated with the elimination of 234 positions as a result of a strategic evaluation of the Company's operations.

Depreciation and amortization increased $750 for 2013 as compared to 2012.  The net increase resulted primarily from the depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow decreased $58,512 (3%) for the year ended December 31, 2013 as compared to 2012.  The decrease was due primarily to an increase in both technical and operating and selling, general and administrative expenses, excluding depreciation and amortization, share-based compensation and restructuring expense, partially offset by an increase in revenue, net, as discussed above.

Lightpath

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$332,609	100%	$323,776	100%	$8,833
Technical and operating expenses (excluding depreciation and amortization shown below)	111,982	34	116,855	36	4,873
Selling, general and administrative expenses	81,176	24	78,700	24	(2,476)
Restructuring expense	1,558	-	-	-	(1,558)
Depreciation and amortization	82,208	25	87,768	27	5,560
Operating income	$55,685	17%	$40,453	12%	$15,232

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$55,685	$40,453	$15,232
Share-based compensation	6,757	7,188	(431)
Restructuring expense	1,558	-	1,558
Depreciation and amortization	82,208	87,768	(5,560)
AOCF	$146,208	$135,409	$10,799

(58)

Revenues, net for the year ended December 31, 2013 increased $8,833 (3%) as compared to revenues, net for the prior year.  The net revenue increase was derived primarily from an increase in Ethernet revenue for the year ended December 31, 2013 due to an increase in services installed, partially offset by reduced traditional voice and data services.

Technical and operating expenses (excluding depreciation and amortization shown below) for 2013 decreased $4,873 (4%) as compared to 2012.  The net decrease is attributable primarily to decreases in consulting fees, repair and maintenance costs, employee costs incurred as a result of Superstorm Sandy and voice related fees.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.

Selling, general and administrative expenses increased $2,476 (3%) for 2013 as compared to 2012.  The net increase is attributable primarily to sales commissions and consulting fees.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.

Restructuring expense of $1,558 for 2013 is associated with the elimination of 16 positions as a result of a strategic evaluation of the Company's operations.

Depreciation and amortization decreased $5,560 (6%) for 2013 as compared to 2012.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by the depreciation of new asset purchases.

Adjusted operating cash flow increased $10,799 (8%) for the year ended December 31, 2013 as compared to 2012.  The increase was due primarily to an increase in revenue, net, and a decrease in technical and operating expense, partially offset by an increase in selling, general and administrative expenses (excluding depreciation and amortization and share-based compensation), as discussed above.

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$362,020	100%	$369,290	100%	$(7,270)
Technical and operating expenses (excluding depreciation and amortization shown below)	256,499	71	272,378	74	15,879
Selling, general and administrative expenses	320,227	88	308,764	84	(11,463)
Restructuring expense (credits)	10,709	3	(770)	-	(11,479)
Depreciation and amortization (including impairments)	83,508	23	77,326	21	(6,182)
Operating loss	$(308,923)	(85)%	$(288,408)	(78)%	$(20,515)

(59)

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(308,923)	$(288,408)	$(20,515)
Share-based compensation	13,605	15,160	(1,555)
Restructuring expense (credits)	10,709	(770)	11,479
Depreciation and amortization (including impairments)	83,508	77,326	6,182
AOCF deficit	$(201,101)	$(196,692)	$(4,409)

Revenues, net for the year ended December 31, 2013 decreased $7,270 (2%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $283,917 to $265,504) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(18,413)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	9,535
Net decrease in other revenues	(438)
Intra-segment eliminations	2,046
$(7,270)

As filed with the Alliance for Audited Media (“AAM”) on January 15, 2014 and subject to audit by the AAM, Newsday submitted its most recent report which indicated total average circulation for the three months ended December 29, 2013 of approximately 437,000 on weekdays, approximately 434,000 on Saturdays and approximately 495,000 on Sundays.  These circulation figures include digital editions (most of which are free to Optimum Online and certain Newsday print subscribers) to Newsday's restricted access website and mobile applications.  These circulation figures include Newsday's total average print circulation of approximately 255,000 on weekdays, approximately 251,000 on Saturdays and approximately 313,000 on Sundays, which represents a decline of approximately 6.4%, 5.3%, and 5.6%, respectively, over the comparable prior year period.  Circulation revenue for the year ended December 31, 2013 decreased $2,175 (3%) primarily due to a decline in home delivery and single copy volume, partially offset by the impact of rate increases.

Newsday's other publications, which include amNew York and Star Community Publishing and are distributed for free, filed their most recent Publishers statements with the Certified Audit of Circulations, a subsidiary of the Alliance for Audited Media. amNew York averaged gross weekday circulation of approximately 337,000 for the six months ended September 29, 2013, an increase of approximately 2.4% over the comparable prior year period while Star Community Publishing distributed approximately 1,803,000 copies each week (for the six months ended September 29, 2013), representing a decrease of approximately 2.2% over the comparable prior year period.

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2013 decreased $15,879 (6%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in operating costs primarily at MSG Varsity of $13,693 due to reduced activities and at Newsday (from $188,999 to $180,035, due primarily to lower employee related costs and a decrease in newsprint and ink expenses)	$(22,670)
Increase in expenses at News 12 Networks and other businesses, primarily employee costs and professional fees	6,791
$(15,879)

(60)

Selling, general, and administrative expenses for the year ended December 31, 2013 increased $11,463 (4%) as compared to the prior year.  The net increase is attributable to the following:

Increase in corporate costs, primarily employee related costs, net of allocations to business units	$16,405
Decrease in expenses at Newsday (from $106,637 to $105,395)	(1,242)
Decrease in expenses at MSG Varsity due to reduced activities	(9,532)
Increase in expenses, primarily employee related costs, at other businesses	3,786
Intra-segment eliminations	2,046
$11,463

Prior to the Clearview Sale and the Bresnan Sale, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $9,117 and $16,864 for the years ended December 31, 2013 and December 31, 2012, respectively, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Telecommunications Services segment).  Such expenses were eliminated as a result of the Clearview Sale and the Bresnan Sale and have remained or have been reclassified to the Other segment.

Restructuring expense for the year ended December 31, 2013 amounted to $10,709 compared to restructuring credits of $770 for the year ended December 31, 2012.  The 2013 amount included $10,038 associated primarily with the elimination of 191 positions as a result of a strategic evaluation of the Company's operations and $1,205 recorded in connection with an early lease termination.  Offsetting these expenses are restructuring credits of $534 related to adjustments to severance and facility realignment provisions recorded in prior restructuring plans.

Depreciation and amortization (including impairments) for the year ended December 31, 2013 increased $6,182 (8%) as compared to the prior year.  The net increase consists of an increase in impairment charges of $34,626 (including the impairment of intangible assets recorded at Newsday of $37,458 in 2013 and $13,000 in 2012, and impairments related to other equipment of $10,997 in 2013 and $829 in 2012), and an increase due to depreciation of new asset purchases, partially offset by decreases due to certain assets becoming fully depreciated and an adjustment recorded in 2013 related to prior years of $10,690.

Adjusted operating cash flow deficit increased $4,409 (2%) for the year ended December 31, 2013 as compared to 2012 (including Newsday's AOCF deficit of $15,399 in 2013 compared to $7,207 in 2012).  The increase was due primarily to decreases in revenues, net, partially offset by a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.
(61)

Comparison of Consolidated Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the year ended December 31, 2012 decreased $30,933 (1%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues of the Cable segment (including a decrease of $33,156 resulting from service outage credits related to Superstorm Sandy)	$(37,440)
Increase in revenues of the Lightpath segment	12,800
Decrease in revenues of the Other segment	(7,104)
Inter-segment eliminations	811
$(30,933)

Technical and operating expenses (excluding depreciation, amortization and impairments) in 2012 increased $347,599 (13%) as compared to 2011.  The net increase is attributable to the following:

Increase in expenses of the Cable segment (including incremental costs of $57,252 incurred as a result of Superstorm Sandy)	$326,045
Increase in expenses of the Lightpath segment	12,596
Increase in expenses of the Other segment	9,260
Inter-segment eliminations	(302)
$347,599

As a percentage of revenues, technical and operating expenses increased 6% in 2012 as compared to 2011.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $55,984 (4%) for 2012 as compared to 2011.  The net increase is attributable to the following:

Increase in expenses of the Cable segment (including incremental costs of $15,118 incurred as a result of Superstorm Sandy)	$64,694
Increase in expenses of the Lightpath segment	2,876
Decrease in expenses of the Other segment	(12,699)
Inter-segment eliminations	1,113
$55,984

As a percentage of revenues, selling, general and administrative expenses increased 1% in 2012 as compared to 2011.

Depreciation and amortization (including impairments) increased $61,242 (7%) for 2012 as compared to 2011.  The net increase is attributable to the following:

Increase in expenses of the Cable segment (including $1,462 related to assets damaged beyond repair in Superstorm Sandy)	$45,128
Increase in expenses of the Lightpath segment	5,975
Increase in expenses of the Other segment	10,139
$61,242
(62)

Adjusted operating cash flow decreased $418,039 (19%) for the year ended December 31, 2012 as compared to the same period in 2011.  The net decrease is attributable to the following:

Decrease in AOCF of the Cable segment (including a decrease of $105,526 related to Superstorm Sandy)	$(417,202)
Increase in AOCF of the Lightpath segment	371
Decrease in AOCF of the Other segment	(1,208)
$(418,039)

Interest expense, net decreased $25,893 (4%) for 2012 as compared to 2011.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(29,131)
Net increase due to change in average debt balances	4,232
Higher interest income	(142)
Other net decreases	(852)
$(25,893)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on sale of affiliate interests of $716 and $683 for the years ended December 31, 2012 and 2011, respectively, relate to the installment sale of our ownership interest in PVI Virtual Media Services LLC ("PVI").

Gain on investments, net for the years ended December 31, 2012 and 2011 of $294,235 and $37,384, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are offset, in whole or in part, by the losses on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net for the years ended December 31, 2012 and 2011 of $(211,335) and $1,454, respectively, consists of unrealized and realized gains and losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains and losses are offset, in whole or in part, by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $1,828 and $7,973 for the years ended December 31, 2012 and 2011, respectively.  During the first half of 2012 and the year ended December 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $66,213 and $92,692 for the years ended December 31, 2012 and 2011, respectively.  The 2012 amount represents payments in excess of the aggregate principal amount to repurchase a portion of CSC Holdings' senior notes due April 2014 and June 2015 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  Additionally, the 2012 amount includes the write-off of deferred financing costs associated with the refinancing of the Newsday credit facility.  The 2011 amount represents amounts paid in excess of the aggregate principal amount to repurchase a portion of CSC Holdings' senior notes due April 2012, April 2014 and June 2015 and related fees associated with the tender offers and the write-off of unamortized deferred financing costs and discounts related to such repurchases.
(63)

Income tax expense of $51,994 for the year ended December 31, 2012, reflected an effective tax rate of 41%.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,480.  The Company recorded tax benefits of $2,659 related to uncertain tax positions and $3,935 resulting from re-measuring the deferred tax asset for certain state net operating loss carry forwards.  The exclusion of pretax income of an entity that is not consolidated for income tax purposes resulted in tax benefit of $2,605.  Absent these items, the effective tax rate for the year ended December 31, 2012 would have been 44%.

The Company recorded income tax expense of $220,552 for the year ended December 31, 2011, reflecting an effective tax rate of 43%.  The Company recorded tax expense of $2,233 due to the impact of a change in the state rate used to measure deferred taxes.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $1,822.  The Company recorded tax expense of $1,699 related to uncertain tax positions.  In addition, the exclusion of the pretax loss of an entity that is not consolidated for income tax purposes resulted in additional tax expense of $2,509.  Absent these items, the effective tax rate for the year ended December 31, 2011 would have been 41%.

Income from discontinued operations

Income from discontinued operations, net of income taxes, for the years ended December 31, 2012 and 2011 reflects the following items:

	Years Ended December 31,
	2012	2011
Litigation settlement, net of related costs, net of income taxes	$200,250	$-
Net operating results of Clearview Cinemas, net of income taxes	(11,667)	(10,618)
Net operating results of Bresnan Cable, net of income taxes	(29,295)	(42,051)
Net operating results of AMC Networks, including transaction costs, net of income taxes(a)	-	53,623
	$159,288	$954

(a)	Includes the operating results of AMC Networks through the date of the AMC Networks Distribution.

See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.
(64)

Business Segments Results

Cable

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment:

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,479,108	100%	$5,516,548	100%	$(37,440)
Technical and operating expenses (excluding depreciation and amortization shown below)	2,645,835	48	2,319,790	42	(326,045)
Selling, general and administrative expenses	1,073,589	20	1,008,895	18	(64,694)
Depreciation and amortization	742,681	14	697,553	13	(45,128)
Operating income	$1,017,003	19%	$1,490,310	27%	$(473,307)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,017,003	$1,490,310	$(473,307)
Share-based compensation	38,357	27,380	10,977
Depreciation and amortization	742,681	697,553	45,128
AOCF	$1,798,041	$2,215,243	$(417,202)

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in our service area, resulting in widespread power outages and service disruptions for almost 60% of our customers, as well as damage to certain portions of our cable network.

The following table summarizes service outage credits which reduced revenues, net, incremental costs, depreciation and capital expenditures related to Superstorm Sandy for the year ended December 31, 2012:

Revenues, net	$33,156

Operating expenses:
Technical and operating expenses	57,252
Selling, general and administrative expenses	15,118

Impact to AOCF	105,526

Depreciation	1,462

Impact to operating income	$106,988

Capital expenditures	$5,639
(65)

Revenues, net

Following the storm, we offered a credit to all customers who were without service (including cases where the loss of service was due to a loss of electric power) and who contacted us to request a credit.  We have recorded a reduction to revenue of approximately $33,156 which primarily relates to these customer credits for service outages in 2012 (including credits we expected to issue to customers who had yet to contact us as of December 31, 2012).

Technical and Operating Expenses

Technical and operating expenses incurred as a result of Superstorm Sandy include salaries resulting from incremental overtime and premium pay, payroll taxes and benefits of approximately $26,683, repairs and maintenance costs of approximately $40,883 and other costs of $2,266, partially offset by a reduction of programming and other costs of approximately $12,580.

Selling, General and Administrative Expenses

Selling, general and administrative expenses incurred as a result of Superstorm Sandy include primarily salaries resulting from incremental overtime and premium pay, payroll taxes and benefits of approximately $13,536 and other costs of approximately $1,582.

Depreciation

Depreciation includes charges related to assets that were damaged beyond repair as a result of Superstorm Sandy.

Capital Expenditures

Capital expenditures of $5,639 related to Superstorm Sandy include replacement of various segments of our network and the purchase of equipment necessary to expedite restoration of service.

The table above summarizes incremental costs and service outage credits and therefore does not include various other negative financial impacts to our business resulting from Superstorm Sandy, including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancelations.

Revenues, net for the year ended December 31, 2012 decreased $37,440 (1%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

	Years Ended December 31,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$3,166,486	$3,260,983	$(94,497)	(3)%
High-speed data	1,222,266	1,203,821	18,445	2
Voice	841,701	819,394	22,307	3
Advertising	151,847	138,415	13,432	10
Other (including installation, home shopping, advertising sales commissions, and other products)	96,808	93,935	2,873	3
Total Cable	$5,479,108	$5,516,548	$(37,440)	(1)%

(66)

The net revenue decrease was primarily derived from declines in video revenue in our service area due to a 54,500 decline in video customers as compared to December 31, 2011, and lower average recurring video revenue per video customer.  In addition, net revenues decreased as a result of Superstorm Sandy (see discussion above).  The decrease was substantially offset by increases in the number of customers to our high-speed data and voice services, as set forth in the customer table below, and increases in advertising and other revenue.  In addition, for the year ended December 31, 2012, net revenue includes the resolution of a voice access dispute related to prior years of $11,750.

The increase in advertising net revenue is primarily attributable to higher advertising placements by television and cable broadcast networks and higher political and automotive advertising in 2012.

The following table presents certain statistical information as of December 31, 2012, September 30, 2012 and December 31, 2011:

	December 31, 2012(a)	September 30, 2012	December 31, 2011
	(in thousands, except per customer amounts )

Total customers	3,230	3,273	3,255
Video customers	2,893	2,943	2,947
High-speed data customers	2,763	2,775	2,701
Voice customers	2,264	2,275	2,201
Serviceable Passings	4,979	4,964	4,922

Average Monthly Revenue per Customer Relationship ("RPC")	$137.51	$140.72	$141.37

Average Monthly Revenue per Video Customer ("RPS")	$153.22	$156.23	$156.09

(a)	Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we were unable to contact and those whose billing we have decided to suspend temporarily during restoration of their homes. These customers represent approximately 11 thousand total, 10 thousand video, 9 thousand high-speed data and 7 thousand voice customers. Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy during the fourth quarter of 2012. As a result, the customer information in the table above includes delinquent customer accounts that exceed our normal disconnect timeline. Of these delinquent accounts, we estimated the number of accounts that we believe will be disconnected in 2013 as our normal collection and disconnect procedures resume and our customer counts as of December 31, 2012 were reduced accordingly (27 thousand total, 24 thousand video, 23 thousand high-speed data and 19 thousand voice customers).

The Company had a loss of 54,500 video customers for the year ended December 31, 2012 compared to a loss of 60,300 in 2011.  We believe that the loss of customers in 2012 is attributable to Superstorm Sandy, the economic downturn and intense competition, particularly from Verizon.  Economic conditions and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

The sequential decreases in RPC of $3.21 and RPS of $3.01 in the fourth quarter of 2012 are primarily related to a reduction in revenue related to customer credits for service outages noted above and a reduction in voice revenue as a result of the resolution of a dispute for voice access revenue related to prior years recognized in the prior quarter, partially offset by an increase in advertising revenue.
(67)

Technical and operating expenses (excluding depreciation and amortization shown below) for 2012 increased $326,045 (14%) as compared to 2011.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers in our service area	$125,154
Expenses, net of programming and other credits, incurred as a result of Superstorm Sandy in 2012 (see discussion above)	57,252
Increase in employee related costs, which includes increases related to the compensation study (see discussion below) of approximately $14,100	46,291
Adjustment recorded in the fourth quarter of 2011 related to estimated programming costs recorded in years prior to 2011 resulting from the renewals of contracts that expired in previous years	42,900
Increase in network, field operations and customer premise equipment repairs and maintenance costs	18,791
Increase in high-speed data and voice-related costs, and other voice related fees	19,503
Increase in contractor costs due to increased truck rolls	12,168
Contract termination cost related to an equipment purchase commitment	9,356
Employee overtime and repair costs attributed to two severe storms in 2011	(16,300)
Other net increases	10,930
$326,045

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 12% in 2012.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.

As a result of a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the year ended December 31, 2012 as reflected in the table above and below.

Selling, general and administrative expenses increased $64,694 (6%) for 2012 as compared to 2011.  The net increase is attributable to the following:

Increase in employee related costs, which includes increases related to the compensation study (see discussion above) of approximately $18,900	$48,417
Expenses incurred as a result of Superstorm Sandy in 2012 (see discussion above)	15,118
Increase in share-based compensation expense	10,978
Decrease in advertising and marketing costs	(8,469)
Decrease in customer payment processing fees related to a reduction in rates	(6,383)
Executive separation costs in the fourth quarter of 2011	(3,040)
Employee overtime attributed to two severe storms in 2011	(3,800)
Other net increases, including allocations of corporate overhead costs	11,873
$64,694

(68)

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

Depreciation and amortization increased $45,128 (6%) for 2012 as compared to 2011.  The net increase resulted primarily from the depreciation of new asset purchases and an increase of $23,189 (including $1,462 due to Superstorm Sandy) as a result of a change in the estimated useful lives of certain assets, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow decreased $417,202 (19%) for the year ended December 31, 2012 as compared to 2011.  The decrease was due primarily to an increase in both technical and operating and selling, general and administrative expenses, excluding depreciation and amortization and share-based compensation, partially offset by an increase in revenue, net, as discussed above.

Lightpath

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$323,776	100%	$310,976	100%	$12,800
Technical and operating expenses (excluding depreciation and amortization shown below)	116,855	36	104,259	34	(12,596)
Selling, general and administrative expenses	78,700	24	75,824	24	(2,876)
Depreciation and amortization	87,768	27	81,793	26	(5,975)
Operating income	$40,453	12%	$49,100	16%	$(8,647)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$40,453	$49,100	$(8,647)
Share-based compensation	7,188	4,145	3,043
Depreciation and amortization	87,768	81,793	5,975
AOCF	$135,409	$135,038	$371

Revenues, net for the year ended December 31, 2012 increased $12,800 (4%) as compared to revenues, net for the prior year.  The net revenue increase was primarily derived from an increase in Ethernet services of $26,757, for the year ended December 31, 2012, due to an increase in services installed, partially offset by reduced traditional voice and data services.

Technical and operating expenses (excluding depreciation and amortization shown below) for 2012 increased $12,596 (12%) as compared to 2011.  The net increase is attributable primarily to increases in employee related and temporary help costs, and call completion, interconnection and other voice related fees of $4,568 and $3,069, respectively.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services to our customers.

(69)

Selling, general and administrative expenses increased $2,876 (4%) for 2012 as compared to 2011.  The net increase is attributable primarily to an increase in share-based compensation expense.

Depreciation and amortization increased $5,975 (7%) for 2012 as compared to 2011.  The net increase resulted primarily from the depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow increased $371 for the year ended December 31, 2012 as compared to 2011.  The increase was due primarily to an increase in revenue, net, partially offset by an increase in both technical and operating and selling, general and administrative expenses (excluding depreciation and amortization and share-based compensation), as discussed above.

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$369,290	100%	$376,394	100%	$(7,104)
Technical and operating expenses (excluding depreciation and amortization shown below)	272,378	74	263,118	70	(9,260)
Selling, general and administrative expenses	308,764	84	321,463	85	12,699
Restructuring expense (credits)	(770)	-	6,311	2	7,081
Depreciation and amortization (including impairments)	77,326	21	67,187	18	(10,139)
Operating loss	$(288,408)	(78)%	$(281,685)	(75)%	$(6,723)

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(288,408)	$(281,685)	$(6,723)
Share-based compensation	15,160	12,703	2,457
Restructuring expense (credits)	(770)	6,311	(7,081)
Depreciation and amortization (including impairments)	77,326	67,187	10,139
AOCF deficit	$(196,692)	$(195,484)	$(1,208)

Revenues, net for the year ended December 31, 2012 decreased $7,104 (2%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $293,148 to $283,917) due primarily to decreases in advertising revenues	$(9,231)
Increase in other revenues	376
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	1,671
Intra-segment eliminations	80
$(7,104)
(70)

Newsday's total average circulation for the six months ended September 23, 2012 was approximately 393,000 on weekdays, approximately 382,000 on Saturdays and approximately 472,000 on Sundays.  These circulation figures include digital subscriptions (most of which are free to Optimum Online and certain Newsday print subscribers) to Newsday's restricted access website. These circulation figures include Newsday's total average print circulation of approximately 278,000 on weekdays, approximately 268,000 on Saturdays and approximately 342,000 on Sundays, which represents a decline of approximately 4.7%, 3.6%, and 4.3%, respectively, over the comparable prior year period.  Circulation revenue for the year ended December 31, 2012 increased $976 (1%) primarily due to higher home delivery subscription revenues, partially offset by lower single copy sales.

Newsday's other publications, which include amNew York and Star Community Publishing, are distributed for free. amNew York averaged weekday circulation of approximately 323,000 for the six months ended September 23, 2012, an increase of approximately 2% over the comparable prior year period.  Star Community Publishing distributed approximately 1,844,000 copies each week (for the six months ended September 23, 2012), a decrease of less than 1% over the comparable prior year period.

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2012 increased $9,260 (4%) as compared to the prior year.  The net increase is attributable to the following:

Increase in expenses (including increases in operating costs of Newsday from $183,508 to $188,999 primarily due to an increase in editorial and production expenses, partially offset by a decrease in distribution, newsprint and ink expenses)	$11,328
Decrease in operating costs primarily at MSG Varsity	(2,068)
$9,260

Selling, general, and administrative expenses for the year ended December 31, 2012 decreased $12,699 (4%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in employee related costs (resulting from $10,698 of certain executive separation costs recorded in the fourth quarter of 2011, offset by an increase of $3,461 in expenses relating to long-term incentive plan awards resulting from accrual reversals and reductions recorded in the fourth quarter of 2011)	$(14,351)
Decrease in unallocated corporate costs due to decreases in certain overhead costs and increases in allocations to business units	(10,829)
Net increases primarily at News 12 Networks and Cablevision Media Sales	8,635
Increase in legal and other professional fees	2,169
Increase at Newsday (from $105,040 to $106,637) including an increase of $1,331 in expenses relating to long-term incentive plan awards to employees primarily resulting from accrual reversals and reductions recorded in the fourth quarter of 2011 of $2,629	1,597
Intra-segment eliminations	80
$(12,699)

Certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans, aggregating $16,864 and $32,885 for the years ended December 31, 2012 and 2011, respectively, which were allocated to Clearview Cinemas, Bresnan Cable and to AMC Networks (prior to the AMC Networks Distribution date) have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the year ended December 31, 2012 increased $10,139 (15%) as compared to the prior year.  The net increase resulted primarily from the depreciation of new asset purchases and an increase in impairment charges recorded at Newsday ($13,421 in 2012 and $12,724 in 2011).

(71)

Adjusted operating cash flow deficit increased $1,208 (1%) for the year ended December 31, 2012 as compared to 2011 (including Newsday's AOCF deficit of $(7,207) in 2012 compared to AOCF of $7,237 in 2011).  The increase was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

CSC HOLDINGS, LLC

The consolidated statements of income of CSC Holdings are essentially identical to the consolidated statements of income of Cablevision, except for the following:

	Years Ended December 31,
	2013	2012	2011
Net income attributable to Cablevision Systems Corporation stockholders	$465,661	$233,523	$291,857
Interest expense relating to Cablevision senior notes included in Cablevision's consolidated statements of income	226,672	194,276	183,518
Interest income related to cash held at Cablevision	(42)	(64)	(15)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the consolidated statements of income of Cablevision)	58,435	59,079	59,079
Loss on extinguishment of debt and write-off of deferred financing costs, net recognized at Cablevision, not applicable to CSC Holdings, net	(602)	-	-
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(122,444)	(100,553)	(108,162)
Income tax benefit from discontinued operations recognized at Cablevision, not applicable to CSC Holdings	(7,605)	-	-
Net income attributable to CSC Holdings, LLC's sole member	$620,075	$386,261	$426,277

Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $1,134,977 for the year ended December 31, 2013 compared to $1,061,208 for the year ended December 31, 2012.  The 2013 cash provided by operating activities resulted from $1,036,472 of income before depreciation and amortization (including impairments) and $110,121 of non-cash items and an $18,879 increase in accounts payable, other liabilities and amounts due to affiliates.  Partially offsetting these increases were decreases in cash of $30,495 resulting from an increase in current and other assets and advances to affiliates.  The increase in cash provided by operating activities of $73,769 in 2013 as compared to 2012 resulted from an increase of $79,957 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items, partially offset by a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $6,188.

(72)

Net cash provided by operating activities amounted to $1,061,208 for the year ended December 31, 2012 compared to $1,305,182 for the year ended December 31, 2011.  The 2012 cash provided by operating activities resulted from $982,100 of income before depreciation and amortization (including impairments) and $170,681 of non-cash items.  Partially offsetting these increases were decreases in cash of $55,383 resulting from a decrease in liabilities under derivative contracts, a $28,974 increase in current and other assets and advances to affiliates and a $7,216 decrease in accounts payable, other liabilities and amounts due to affiliates.  The decrease in cash provided by operating activities of $243,974 in 2012 as compared to 2011 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $362,777, partially offset by an increase of $118,803 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,305,182 for the year ended December 31, 2011.  The 2011 cash provided by operating activities resulted from $1,137,860 of income before depreciation and amortization (including impairments) and $377,698 of non-cash items.  Partially offsetting these increases were decreases in cash of $111,895 resulting from a decrease in liabilities under derivative contracts, a $67,786 decrease in accounts payable, other liabilities and amounts due to affiliates and a $30,695 increase in current and other assets and advances to affiliates.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $948,658 compared to $993,072 for the year ended December 31, 2012.  The 2013 investing activities consisted primarily of $951,679 of capital expenditures ($806,678 of which relates to our Cable segment), partially offset by other net cash receipts of $3,021.

Net cash used in investing activities for the year ended December 31, 2012 was $993,072 compared to $735,228 for the year ended December 31, 2011.  The 2012 investing activities consisted primarily of $991,586 of capital expenditures ($850,061 of which relates to our Cable segment) and other net cash payments of $1,486.

Net cash used in investing activities for the year ended December 31, 2011 was $735,228.  The 2011 investing activities consisted primarily of capital expenditures of $725,876 ($568,458 of which relate to our Cable segment), additions to other intangible assets of $10,797, partially offset by other net cash receipts of $1,445.

Financing Activities

Net cash used in financing activities amounted to $655,054 for the year ended December 31, 2013 compared to $661,539 for the year ended December 31, 2012.  In 2013, the Company's financing activities consisted primarily of payments to redeem and repurchase senior notes, including premiums and fees, of $371,498, dividend payments to common stockholders of $159,709, net repayments of credit facility debt of $148,991, additions to deferred financings costs of $27,080, payments of $12,262 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $13,828, other net cash payments of $2,638, partially offset by cash receipts from net proceeds from collateralized indebtedness of $61,552, proceeds from stock option exercises of $18,120 and an excess tax benefit related to share-based awards of $1,280.

Net cash used in financing activities amounted to $661,539 for the year ended December 31, 2012 compared to $269,778 for the year ended December 31, 2011.  In 2012, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes of $531,326, net repayments of credit facility debt of $519,458, treasury stock purchases of $188,600, dividend payments to common stockholders of $163,872, payments of $19,831 resulting from the net share settlement of restricted stock awards, payments of deferred financing costs of $21,491, payments on capital lease obligations of $13,729, and other net cash payments of $1,588, partially offset by proceeds from the  issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and proceeds from stock option exercises of $18,722.

(73)

Net cash used in financing activities amounted to $269,778 for the year ended December 31, 2011.  In 2011, the Company's financing activities consisted primarily of the repurchase of senior notes and debentures pursuant to a tender offer of $1,227,307, treasury stock purchases of $555,831, dividend payments to common stockholders of $162,032, deemed repurchases of restricted stock of $35,555, and additions to deferred financing costs of $25,186, partially offset by proceeds of $1,000,000 from the issuance of senior notes, net proceeds of credit facility debt of $684,349, net proceeds from collateralized indebtedness of $49,850 and other net cash receipts of $1,934.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $1,398,697 for the year ended December 31, 2013 compared to $1,215,009 for the year ended December 31, 2012.  The 2013 cash provided by operating activities resulted from $1,198,491 of income before depreciation and amortization (including impairments), $88,481 of non-cash items, $81,798 resulting from a decrease in current and other assets and advances to affiliates, and $29,927 from a increase in accounts payable, other liabilities and amounts due to affiliates.  The increase in cash provided by operating activities of $183,688 in 2013 as compared to 2012 resulted from an increase of $164,471 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items and an increase in income from continuing operations before depreciation and amortization and other non-cash items of $19,217.

Net cash provided by operating activities amounted to $1,215,009 for the year ended December 31, 2012 compared to $1,523,170 for the year ended December 31, 2011.  The 2012 cash provided by operating activities resulted from $1,134,838 of income before depreciation and amortization (including impairments), $132,917 of non-cash items and $35,761 resulting from a decrease in current and other assets and advances to affiliates.  Partially offsetting these increases were decreases in cash of $33,124 from a decrease in accounts payable, other liabilities and amounts due to affiliates, and $55,383 resulting from a decrease in liabilities under derivative contracts.  The decrease in cash provided by operating activities of $308,161 in 2012 as compared to 2011 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $461,052, partially offset by an increase of $152,891 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,523,170 for the year ended December 31, 2011.  The 2011 cash provided by operating activities resulted from $1,272,280 of income before depreciation and amortization (including impairments), and $456,527 of non-cash items.  Partially offsetting these increases were decreases in cash of $111,895 resulting from a decrease in liabilities under derivative contracts, $58,484 from a decrease in accounts payable, other liabilities and amounts due to affiliates and $35,258 resulting from an increase in current and other assets and advances to affiliates.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $948,658 compared to $993,072 for the year ended December 31, 2012.  The 2013 investing activities consisted primarily of $951,679 of capital expenditures ($806,678 of which relates to our Cable segment), partially offset by other net cash receipts of $3,021.

(74)

Net cash used in investing activities for the year ended December 31, 2012 was $993,072 compared to $735,228 for the year ended December 31, 2011.  The 2012 investing activities consisted primarily of $991,586 of capital expenditures ($850,061 of which relates to our Cable segment) and other net cash payments of $1,486.

Net cash used in investing activities for the year ended December 31, 2011 was $735,228.  The 2011 investing activities consisted primarily of capital expenditures of $725,876 ($568,458 of which relate to our Cable segment), additions to other intangible assets of $10,797, partially offset by other net cash receipts of $1,445.

Financing Activities

Net cash used in financing activities amounted to $894,074 for the year ended December 31, 2013 compared to $890,313 for the year ended December 31, 2012.  In 2013, the Company's financing activities consisted primarily of distributions to Cablevision of $501,224, payments to redeem and repurchase senior notes, including premiums and fees, of $308,673, net repayments of credit facility debt of $148,991, additions to deferred financings costs of $27,080, principal payments on capital lease obligations of $13,828 and other cash payments of $1,994, partially offset by cash receipts from net proceeds from collateralized indebtedness of $61,552, and an excess tax benefit related to share-based awards of $46,164.

Net cash used in financing activities amounted to $890,313 for the year ended December 31, 2012 compared $441,582 for the year ended December 31, 2011.  In 2012, the Company's financing activities consisted primarily of net repayments of credit facility debt of $519,458, the redemption and repurchase of senior notes of $504,501, payments on capital leases of $13,729, additions to deferred financings costs of $5,296, and other net cash payments of $1,588, partially offset by net capital contributions from Cablevision of $63,191, net effect of excess tax benefit on share-based awards of $61,434 and net proceeds from collateralized indebtedness and related derivative contracts of $29,634.

Net cash used in financing activities amounted to $441,582 for the year ended December 31, 2011.  In 2011, CSC Holding's financing activities consisted primarily of the repurchase of senior notes and debentures pursuant to a tender offer of $1,227,307, net distributions made to Cablevision of $929,947, additions to deferred financing costs of $25,186, and other net cash payments of $4,537, partially offset by proceeds of $1,000,000 from the issuance of senior notes, net proceeds of credit facility debt of $684,349, net proceeds from collateralized indebtedness of $49,850 and net effect of excess tax benefit on share-based awards of $11,196.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $838,349, $336,709, and $1,262 for the years ended December 31, 2013, 2012 and 2011, respectively.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $199,006 for the year ended December 31, 2013 compared to $437,280 for the year ended December 31, 2012.  The 2013 cash provided by operating activities resulted from income of $214,225 before depreciation and amortization (including impairments) and other non-cash items and a $2,087 increase in accounts payable and accrued liabilities.  These increases were partially offset by a decrease in cash of $17,306 resulting from an increase in current and other assets.

Net cash provided by operating activities of discontinued operations amounted to $437,280 for the year ended December 31, 2012 compared to $221,661 for the year ended December 31, 2011. The 2012 cash provided by operating activities resulted from income of $445,163, before depreciation and amortization (including impairments) and other  non-cash items and a $6,345 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $14,228 resulting from an increase in current and other assets.

(75)

Net cash provided by operating activities of discontinued operations amounted to $221,661 for the year ended December 31, 2011.  The 2011 cash provided by operating activities resulted from income of $219,580 before depreciation and amortization (including impairments), $188,294 of non-cash items, and a $14,273 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $131,642 resulting from the acquisition of and payment of obligations relating to program rights and a $68,844 increase in current and other assets.

Investing Activities

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2013 was $646,185 compared to net cash used in investing activities of discontinued operations of $83,671 for the year ended December 31, 2012.  The 2013 investing activities consisted  primarily of proceeds from the Bresnan Sale and the Clearview Sale aggregating $676,253, net of transaction costs, and other net cash receipts of $12, partially offset by capital expenditures of $30,080.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2012 was $83,671 compared to $100,771 for the year ended December 31, 2011.  The 2012 investing activities consisted primarily of capital expenditures.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2011 was $100,771.  The 2011 investing activities consisted of capital expenditures of $93,271, payments related to the acquisition of Bresnan Cable of $7,776, partially offset by other net cash receipts of $276.

Financing Activities

Net cash used in financing activities of discontinued operations for the years ended December 31, 2013 and 2012 of $38,735 and $7,650, respectively, represented repayments of Bresnan Cable's credit facility debt.

Net cash used in financing activities of discontinued operations for the year ended December 31, 2011 was $5,233. The 2011 financing activities consisted primarily of the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $24,340 and payments on capital lease obligations of $2,242, partially offset by net proceeds from AMC Networks and Bresnan Cable's credit facility debt of $659,714.

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,447,000 of debt securities, including approximately $2,836,000 face value of debt securities held by third party investors and approximately $611,000 held by Newsday Holdings LLC.  The $611,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.

(76)

Funding for Our Debt Service Requirements

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under the Restricted Group (as later defined) revolving credit facility, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand and borrowings under the Restricted Group revolving credit facility will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  We have accessed the debt markets for significant amounts of capital in the past and expect to do so in the future.

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $79,038 (including $27,831 aggregate principal amount of senior notes due 2022 repurchased in January 2014) under our credit facilities, senior notes and notes payable as of December 31, 2013.  However, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

Repurchases of Cablevision Senior Notes

During September, October and December 2013, Cablevision repurchased with cash on hand, approximately $63,945 aggregate principal amount of its outstanding 2022 Notes.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of debt of $1,119 and a write-off of approximately $517 of unamortized deferred financing costs associated with these notes.

In January 2014, Cablevision repurchased with cash on hand an additional $27,831 aggregate principal amount of the outstanding 2022 Notes.  These notes repurchased in January 2014 have been reclassified from long-term to current on Cablevision's balance sheet at December 31, 2013.
(77)

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2013:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,286,145	$480,000	$-	$3,766,145	$-	$-	$3,766,145
Senior notes and debentures	2,309,403	-	-	2,309,403	3,440,567	(611,455)	5,138,515
Collateralized indebtedness relating to stock monetizations	-	-	817,950	817,950	-	-	817,950
Capital lease obligations	30,610	680	-	31,290	-	-	31,290
Notes payable	5,334	-	-	5,334	-	-	5,334
Total debt	$5,631,492	$480,680	$817,950	$6,930,122	$3,440,567	$(611,455)	$9,759,234

Interest expense	$313,295	$25,156	$35,979	$374,430	$285,107	$(58,435)	$601,102
Capital expenditures	$929,002	$5,259	$17,418	$951,679	$-	$-	$951,679

(a)	CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at December 31, 2013. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.
(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

(78)

The following table provides details of our outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2012
Restricted Group:
Revolving loan facility(a)	April 17, 2018	-	$-	$-	$-
Term A loan facility	April 17, 2018	2.17%	23,963	958,510	-
Term B loan facility	April 17, 2020	2.67%	23,500	2,327,635	-
Extended revolving loan facility	(b)	-	-	-	-
Term A-3 extended loan facility	(b)	-	-	-	333,908
Term A-4 extended loan facility	(b)	-	-	-	600,000
Term B-2 extended loan facility	(b)	-	-	-	697,807
Term B-3 extended loan facility	(b)	-	-	-	1,632,286
Restricted Group credit facility debt			47,463	3,286,145	3,264,001

Newsday:
Floating rate term loan facility	October 12, 2016	3.67%	-	480,000	650,000
Total credit facility debt			$47,463	$3,766,145	$3,914,001

(a)	At December 31, 2013, $72,109 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,427,891 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
(b)	In April 2013, CSC Holdings entered into a new credit facility, the proceeds of which were used to repay its then outstanding extended revolving loan, Term A-3, Term A-4, Term B-2 and Term B-3 loan facilities (see discussion below).

Payment Obligations Related to Debt

Total amounts payable by us in connection with our outstanding obligations during the five years subsequent to December 31, 2013 and thereafter, including related interest, as well as capital lease obligations and the value deliverable at maturity under monetization contracts as of December 31, 2013 are as follows:

	Cablevision	Restricted Group	Newsday	Other Entities(a)	Total

2014	$242,858	$322,286	$18,132	$285,953	$869,229
2015	214,421	339,257	18,097	586,394	1,158,169
2016	214,421	357,160	494,104	-	1,065,685
2017	1,114,421	374,239	98	-	1,488,758
2018	857,733	1,772,311	-	-	2,630,044	(b)
Thereafter	1,372,907	4,049,551	-	-	5,422,458	(b)
Total	$4,016,761	$7,214,804	$530,431	$872,347	$12,634,343

(a)	Represents the Company's obligations in connection with monetization contracts it has entered into. The Company has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.
(b)	Excludes the $345,238 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings LLC, which are pledged to the lenders under its credit facility.

(79)

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations, as well as Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and voice services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's revolving credit facility.

Restricted Group Credit Facility

On April 17, 2013, CSC Holdings refinanced its Restricted Group credit facility.  The new Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement (the "Credit Agreement").  The proceeds from the Term A loans and the Term B loans were used to repay all amounts outstanding under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  As of December 31, 2013, no amounts were drawn under the revolving credit facility.

The Credit Agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,510 and (2) an amount such that the senior secured leverage ratio, as defined in the Credit Agreement, would not exceed 3.50 to 1.00.

Under the Credit Agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of approximately $11,981 beginning on September 30, 2014 through June 30, 2016, approximately $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of approximately $694,919 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments of approximately $5,875 beginning on September 30, 2013 through December 31, 2019 with a final repayment of approximately $2,197,250 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the Credit Agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the Credit Agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The Credit Agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.

(80)

Loans under the Credit Agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries (as defined in the Credit Agreement) and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the Credit Agreement bear interest as follows:

•	Revolving credit loans and Term A loans, either (i) the Eurodollar rate (as defined) plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ended September 30, 2013;
•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

The Restricted Group credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit the Restricted Group's ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the Restricted Group credit facility there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, the Restricted Group must also remain in compliance with the maximum ratio of total net indebtedness to cash flow and the maximum ratio of senior secured net indebtedness to cash flow.

There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.

The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2013.

CSC Holdings Senior Notes

On August 26, 2013, CSC Holdings redeemed (1) $204,937 aggregate principal amount of its outstanding 8.50% Senior Notes due 2014 and (2) $91,543 aggregate principal amount of its outstanding 8.50% Senior Notes due 2015 with cash on hand.  In connection with these redemptions, the Company recorded a loss on extinguishment of debt of approximately $12,192, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $4,350 for the year ended December 31, 2013.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

(81)

On October 12, 2012, Newsday LLC entered into a new senior secured credit agreement (the "Newsday Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its existing credit agreement dated as of July 29, 2008.  The Newsday Credit Agreement consists of a $480,000 floating rate term loan which matures on October 12, 2016 (net of the $160,000 repayment in December 2013 discussed below).  Interest under the Newsday Credit Agreement is calculated, at the election of Newsday LLC, at either the base rate or the eurodollar rate, plus 2.50% or 3.50%, respectively, as specified in the Newsday Credit Agreement.  Borrowings by Newsday LLC under the Newsday Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday LLC on a senior secured basis.  The Newsday Credit Agreement is secured by a lien on the assets of Newsday LLC and Cablevision senior notes with an aggregate principal amount of $611,455 (after the sale of Cablevision senior notes in December 2013 discussed below) owned by Newsday Holdings.  In connection with the Newsday Credit Agreement, the Company incurred deferred financing costs of approximately $4,558, which are being amortized to interest expense over the term of the Newsday Credit Agreement.

On December 10, 2013, Newsday LLC made a voluntary repayment of $160,000 on its term loan with the proceeds it received from CSC Holdings in connection with CSC Holdings' purchase of Cablevision senior notes with an aggregate principal amount of $142,262 held by Newsday Holdings.  The senior notes were subsequently distributed by CSC Holdings to Cablevision and were canceled.

The principal financial covenant for the Newsday Credit Agreement is a minimum liquidity test of $25,000 which is tested bi-annually on June 30 and December 31.  The Newsday Credit Agreement also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness, investments and restricted payments.  Certain of the covenants applicable to CSC Holdings under the Newsday Credit Agreement are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Newsday LLC was in compliance with its financial covenant under the Newsday Credit Agreement as of December 31, 2013.

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Capital Expenditures

Customer premise equipment	$251,886	$299,112
Scalable infrastructure	311,162	305,720
Line extensions	29,040	28,666
Upgrade/rebuild	34,402	19,525
Support	180,188	197,038
Total Cable	806,678	850,061
Lightpath	111,830	93,460
Other	33,171	48,065
Total Cablevision	$951,679	$991,586

Capital expenditures for 2013 decreased $39,907 (4%) as compared to 2012.  This decrease was primarily related to a decrease in purchases of customer premise equipment, equipment for remote storage DVR and vehicles, partially offset by additional spending for equipment to enhance broadband capacity and speed and to expand our WiFi network.
(82)

Monetization Contract Maturities

The following monetization contracts relating to our Comcast common stock matured in 2013:

Month of Maturity	Shares covered under monetization contract

January 2013	2,668,875
April 2013	2,732,184
June 2013	2,668,875
September 2013	2,668,875
December 2013	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction on our Comcast common stock that will mature in January, April, June, September and December 2015.

During the next 12 months, monetization contracts covering 8,069,934 shares of Comcast common stock will mature.  We intend to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

Contractual Obligations and Off Balance Sheet Commitments

Our contractual obligations to affiliates and non-affiliates as of December 31, 2013, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations(1)	$6,435,102	$1,773,141	$3,018,602	$1,325,949	$317,410	$-
Operating lease obligations(2)	351,433	63,405	120,874	81,444	85,710	-
Guarantees(3)	21,981	6,083	15,868	30	-	-
Letters of credit(4)	72,109	1,884	70,225	-	-	-
	6,880,625	1,844,513	3,225,569	1,407,423	403,120	-
Contractual obligations reflected on the balance sheet:
Debt obligations(5)	12,601,825	856,576	2,208,301	4,114,659	5,422,289	-
Capital lease obligations(6)	32,518	12,653	15,553	4,143	169	-
Taxes(7)	7,043	414	-	-	-	6,629
	12,641,386	869,643	2,223,854	4,118,802	5,422,458	6,629

Total	$19,522,011	$2,714,156	$5,449,423	$5,526,225	$5,825,578	$6,629

(1)	Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our subscribers and minimum purchase obligations to purchase goods or services. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming. Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2013 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2013. See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.
(83)

(2)	Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office, production and storage space, and rental space on utility poles used for our Cable segment. See Note 7 to our consolidated financial statements for a discussion of our operating leases.
(3)	Includes franchise and performance surety bonds primarily for the Company's Cable segment. Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of our holdings of shares of Comcast common stock. Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its senior secured loan facility, which amounted to $480,000 at December 31, 2013. Payments due by period for these arrangements represent the year in which the commitment expires.
(4)	Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Cable segment. Payments due by period for these arrangements represent the year in which the commitment expires.
(5)	Includes interest payments and future payments due on our (i) credit facility debt, (ii) senior notes and debentures, (iii) notes payable and (iv) collateralized indebtedness. See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt.
(6)	Reflects the principal amount of capital lease obligations, including related interest.
(7)	Represents tax liabilities, including accrued interest, relating to uncertain tax positions. See Note 12 to our consolidated financial statements for a discussion of our income taxes.

At any time after the thirteenth anniversary of the closing of the Newsday Transaction (which occurred on July 29, 2008) and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC at the fair value of the interest at that time.  The table above does not include any future payments that would be required upon the exercise of this put right.

Other Events

Sale of Bresnan Cable

On July 1, 2013, the Company completed the sale of Bresnan Cable for a purchase price of $1,625,000, receiving net cash of approximately $675,000, which reflects certain adjustments, including an approximate $962,000 reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  Bresnan Cable includes cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  The Company recorded a pre-tax gain of approximately $408,000 for the year ended December 31, 2013 relating to the Bresnan Sale.

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

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 and $350,000 were recorded as a gain in discontinued operations for the years ended December 31, 2013 and 2012, respectively.

(84)

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

During the year ended December 31, 2013, Cablevision did not repurchase any shares.  Since inception through December 31, 2013, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of December 31, 2013, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

During the year ended December 31, 2013, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its Cablevision NY Group Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 26, 2013	$0.15	March 15, 2013	April 3, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013
November 6, 2013	$0.15	November 22, 2013	December 13, 2013

Cablevision paid dividends aggregating $159,709, $163,872 and $162,032 in 2013, 2012 and 2011, respectively, including accrued dividends on vested restricted shares of $3,092, $5,987, and $3,059, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2013, up to approximately $6,058 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the years ended December 31, 2013, 2012 and 2011, CSC Holdings made equity distribution cash payments to Cablevision aggregating $501,224, $671,809 and $929,947, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares;
•	Cablevision's repurchases of certain outstanding senior notes in 2013; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program (see Note 19) in 2012 and 2011.
(85)

On February 25, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 14, 2014.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at December 31, 2013 amounted to $3,766,145.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fix the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at December 31, 2013.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  See discussion above for further details of our credit facility debt and See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2013, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in our consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU No. 2013-11 eliminates the current diversity in practice in the presentation of unrecognized tax benefits either where an entity may present unrecognized tax benefits as a liability (unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized) or by presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances.  We will adopt ASU No. 2013-11 prospectively for all unrecognized tax benefits that exist after January 1, 2014. ASU No. 2013-11 will not have any impact on the Company’s consolidated financial statements upon adoption.

(86)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per customer, per unit and per share data, included in the following discussion under this Item 7A are presented in thousands.

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2013, we did not have an early termination shortfall relating to these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $817,950 at December 31, 2013.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2013, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,116,084.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $111,608.  As of December 31, 2013, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $143,562, a net liability position.  For the year ended December 31, 2013, we recorded a net loss on our outstanding equity derivative contracts of $198,688 and recorded unrealized gains of $313,251 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2012, net liability position	$(145,120)
Change in fair value, net	(198,688)
Settlement of contracts	200,246
Fair value as of December 31, 2013, net liability position	$(143,562)

(87)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	8,069,934	2014	$28.89 - $34.03	$37.56	$44.24
	13,407,684	2015	$38.68 - $49.01	$49.57	$58.81

(a)	Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2013, the fair value of our fixed rate debt of $6,524,698 was more than its carrying value of $5,961,800 by $562,898.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2013 would increase the estimated fair value of our fixed rate debt by $282,164 to $6,806,862.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 8.	Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 103.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

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

(88)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

Audit Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit reports on the Company’s internal control over financial reporting appearing on pages F-1 and F-3.

Changes in Internal Control

None.

Item 9B.	Other Information

None.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2014, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2013, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure.

(89)

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)            The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 103
2.	Financial statement schedule:
Page No.
Schedule supporting consolidated financial statements:
Schedule II - Valuation and Qualifying Accounts	91

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 94.

(90)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$13,521	$55,231	$(54,138)	$14,614

Year Ended December 31, 2012
Allowance for doubtful accounts	$14,275	$49,002	$(49,756)	$13,521

Year Ended December 31, 2011
Allowance for doubtful accounts	$16,811	$53,670	$(56,206)	$14,275

CSC Holdings, LLC

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$13,521	$55,231	$(54,138)	$14,614

Year Ended December 31, 2012
Allowance for doubtful accounts	$14,275	$49,002	$(49,756)	$13,521

Year Ended December 31, 2011
Allowance for doubtful accounts	$16,811	$53,670	$(56,206)	$14,275

(91)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2014.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Gregg G. Seibert
Name:	Gregg G. Seibert
Title:	Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and Gregg G. Seibert, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 26, 2014
James L. Dolan	(Principal Executive Officer)

/s/ Gregg G. Seibert	Vice Chairman and Chief Financial Officer	February 26, 2014
Gregg G. Seibert	(Principal Financial Officer)

/s/ Victoria M. Mink	Senior Vice President and Controller	February 26, 2014
Victoria M. Mink	(Principal Accounting Officer)
(92)

SIGNATURES

Name	Title	Date

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 26, 2014
Charles F. Dolan

/s/ Rand Araskog	Director	February 26, 2014
Rand Araskog

/s/ Edward C. Atwood	Director	February 26, 2014
Edward C. Atwood

/s/ Frank Biondi	Director	February 26, 2014
Frank Biondi

/s/ Deborah Dolan-Sweeney	Director	February 26, 2014
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 26, 2014
Kathleen M. Dolan

/s/ Kristin A. Dolan	Director	February 26, 2014
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 26, 2014
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 26, 2014
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 26, 2014
Thomas C. Dolan

/s/ Thomas V. Reifenheiser	Director	February 26, 2014
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 26, 2014
John R. Ryan

/s/ Brian Sweeney	Director	February 26, 2014
Brian Sweeney

/s/ Vincent Tese	Director	February 26, 2014
Vincent Tese

/s/ Leonard Tow	Director	February 26, 2014
Leonard Tow

(93)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision's Proxy Statement, dated October 10, 2000, as supplemented).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed on February 10, 2010).

3.3
Certificate of Conversion of a Corporation to a Limited Liability Company of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.4	Certificate of Formation of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.5	Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.6	Amendment No. 1 to Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed on February 10, 2010).

4.1
Indenture, dated December 1, 1997, relating to CSC Holdings, Inc. $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.4 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.2
Indenture, dated July 1, 1998, relating to CSC Holdings, Inc. $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.3
Indenture, dated February 12, 2009, relating to CSC Holdings, Inc. $526,000,000 8-5/8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

4.4
Indenture, dated September 23, 2009, relating to Cablevision Systems Corporation $900,000,000 8 5/8% Senior Notes due 2017 and 8 5/8% Series B Senior Notes due 2017 (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed on April 2, 2010).

4.5
Indenture, dated April 2, 2010, relating to Cablevision Systems Corporation $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Registration Statement on Form S-3, Registration No. 333-165887).

(94)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

4.6
First Supplemental Indenture, dated April 15, 2010, to the Indenture dated April 2, 2010, relating to $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on April 15, 2010).

4.7
Indenture, dated November 15, 2011, relating to CSC Holdings, LLC $1,000,000,000 6.75% Senior Notes due 2021 and 6.75% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on November 16, 2011).

4.8
Second Supplemental Indenture, dated September 27, 2012, to the Indenture dated April 2, 2010, relating to Cablevision Systems Corporation $750,000,000 5.875% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on October 2, 2012).

10.1
Registration Rights Agreement, dated January 13, 2010, between Cablevision Systems Corporation and The Charles F. Dolan Children Trusts (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed on January 15, 2010).

10.2
Registration Rights Agreement, dated January 13, 2010, between Cablevision Systems Corporation and Charles F. Dolan and certain Dolan Family Affiliates (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed on January 15, 2010).

10.3	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).

10.4
Amendment to Time Sharing Agreements, dated November 5, 2008, between CSC Transport, Inc. and Sterling Aviation LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

10.5	Employment Agreement, dated January 27, 1986, between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.9 to Cablevision's Form S-1).

10.6
Amendment to Employment Agreement, dated December 18, 2008, between Cablevision Systems Corporation and Charles F. Dolan (incorporated herein by reference to Exhibit 10.6 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.7
Amendment to Employment Agreement, dated June 6, 2011, between Cablevision Systems Corporation and Charles F. Dolan (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.8
Employment Agreement, dated December 24, 2009, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed on December 24, 2009).

(95)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.9
Amendment to Employment Agreement, dated February 27, 2013, between Cablevision Systems Corporation and James L. Dolan. (incorporated herein by reference to Exhibit 10.9 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.10
Employment Agreement, dated December 21, 2009, between Cablevision Systems Corporation and Hank J. Ratner (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed on December 24, 2009).

10.11
Letter Agreement, dated March 29, 2011, between Cablevision Systems Corporation and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed on March 31, 2011).

10.12
Employment Agreement, dated February 1, 2012, between Cablevision Systems Corporation and David G. Ellen (incorporated herein by reference to Exhibit 10.11 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.13
Employment Agreement, dated April 9, 2013, between Cablevision Systems Corporation and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

10.14	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.15	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's June 3, 2003 Proxy Statement).

10.16	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 18, 2006 Proxy Statement).

10.17
Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's June 3, 2003 Proxy Statement).

10.19	Cablevision Systems Corporation 2011 Cash Incentive Plan (incorporated herein by reference to Exhibit A to Cablevision's April 21, 2011 Proxy Statement).

10.20	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision's June 3, 2003 Proxy Statement).

10.21	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision's May 18, 2006 Proxy Statement).
(96)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.22	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.23
Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.24
Credit Agreement, dated as of April 17, 2013  among CSC Holdings, LLC, as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, N.A., J. P. Morgan Securities LLC, The Bank of Nova Scotia, Barclays Bank Plc, Credit Agricole Corporate and Investment Bank, Citigroup Global Markets Inc., BNP Paribas Securities Corp. and Royal Bank of Canada, as Joint Lead Arrangers and Joint Bookrunners, The Royal Bank Of Scotland PLC, Suntrust Robinson Humphrey, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, TD Securities and Natixis Securities Americas LLC, as Joint Bookrunners, J. P. Morgan Chase Bank, National Association, The Bank of  Nova Scotia, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, and Citicorp North America Inc., as Co-Syndication Agents, BNP Paribas, Royal Bank of Canada, The Royal Bank of Scotland PLC, Suntrust Bank, and U.S. Bank National Association, As Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed April 23, 2013).

10.25
Pledge Agreement, dated April 17, 2013, among CSC Holdings, LLC, certain subsidiaries of CSC Holdings, LLC as Pledgors and Bank of America, N.A., as Secured Party (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed April 23, 2013).

10.26
Credit Agreement, dated as of October 12, 2012, among  Newsday LLC, CSC Holdings, LLC, the lenders party thereto from time to time, Barclays Bank PLC, as administrative agent and collateral agent, Barclays Bank PLC as lead arranger, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities Americas LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Natixis Securities Americas LLC, Nomura Securities International, Inc., UBS Securities LLC and U.S. Bank National Association, as joint bookrunners, co-documentation agents and co-syndication agents, RBC Capital Markets and SunTrust Robinson Humphrey, Inc. as joint bookrunners, and Royal Bank of Canada and SunTrust Bank, as co-documentation agents and co-syndication agents (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed October 16, 2012).

10.27	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).
(97)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.28	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.29	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.30
Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.31	Form of Nonqualified Stock Option Agreement (March 7, 2013) (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 12, 2013).

10.32	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.33	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.34	Form of Restricted Shares Agreement (March 7, 2013) (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 12, 2013).

10.35	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.36	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.37	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.38	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.39
Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.40	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
(98)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.41	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.42
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.43
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.44
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.45
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.46
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.47
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.48
Time Sharing Agreement, dated June 19, 2007, between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.49
Time Sharing Agreement, dated June 19, 2007, between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.50
Time Sharing Agreement, dated February 1, 2012, between CSC Transport IV, Inc. and David G. Ellen (incorporated herein by reference to Exhibit 10.59 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.51
Time Sharing Agreement, dated March 29, 2011, between CSC Transport IV, Inc. and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed March 31, 2011).

(99)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.52
Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan. (incorporated herein by reference to Exhibit 10.62 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.53
Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp. and Patrick F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.54
Extension Agreement, dated January 1, 2013, to the Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp., Charles F. Dolan and Patrick F. Dolan. (incorporated herein by reference to Exhibit 10.64 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.55
Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.68 to Cablevision's Current Report on Form 8-K, filed February 16, 2011).

10.56
Aircraft Dry Lease Agreement, dated November 14, 2012, by and between Brighid Air, LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.66 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.57
Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Brighid Air, LLC, Patrick F. Dolan and Charles F. Dolan. (incorporated herein by reference to Exhibit 10.67 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.58
Formation Agreement, dated May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.59	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.60	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.61
Distribution Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.62
Transition Services Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

(100)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.63
Employee Matters Agreement, January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.64
Distribution Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.65
Contribution Agreement, dated June 6, 2011, among Cablevision Systems Corporation, CSC Holdings, LLC and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.66
Form of Transition Services Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.67
Tax Disaffiliation Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.68
Form of Employee Matters Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.69
Form of Termination Agreement among CSC Holdings, LLC, American Movie Classics Company LLC and WE:  Women's Entertainment LLC (incorporated herein by reference to Exhibit 99.7 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.70	Cablevision Systems Corporation Related Party Transaction Approval Policy (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.71
Cablevision Systems Corporation Policy Concerning Certain Matters Relating to The Madison Square Garden Company and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.72
Letter Agreement, dated June 6, 2011, between CSC Holdings, LLC and AMC Networks Inc. regarding VOOM Litigation (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.73
Summary of office space arrangement for Marianne Dolan Weber between Cablevision Systems Corporation and Knickerbocker Group LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal Quarter ended June 30, 2012).

(101)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.74
Purchase Agreement, dated February 7, 2013, between CSC Holdings, LLC and Charter Communications Operating, LLC. (incorporated herein by reference to Exhibit 10.84 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders' Deficiency of Cablevision and the Consolidated Statements of Changes in Total Deficiency of CSC Holdings; and (vi) the Combined Notes to Consolidated Financial Statements.

(102)

(103)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CSC Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 26, 2014

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in thousands)

	2013	2012
ASSETS

Current Assets:

Cash and cash equivalents	$702,224	$332,610
Restricted cash	250	-
Accounts receivable, trade (less allowance for doubtful accounts of $14,614 and $13,521)	283,079	315,113
Prepaid expenses and other current assets	158,183	131,841
Amounts due from affiliates	1,520	5,339
Deferred tax asset	159,824	139,523
Investment securities pledged as collateral	419,354	401,417
Assets held for sale	-	51,709
Total current assets	1,724,434	1,377,552

Property, plant and equipment, net of accumulated depreciation of $9,264,848 and $9,230,326	2,978,353	2,929,933
Other receivables	1,683	4,268
Investment securities pledged as collateral	696,730	401,417
Derivative contracts	3,385	3,143
Other assets	29,184	40,251
Amortizable intangible assets, net of accumulated amortization of $78,047 and $86,193	49,952	71,260
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	32,550
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $42,602 and $67,156	103,367	101,789
Assets held for sale	-	1,291,588
	$6,591,076	$7,250,289

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2013 and 2012
(Dollars in thousands, except share and per share amounts)

	2013	2012
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$422,929	$457,076
Accrued liabilities:
Interest	114,569	117,999
Employee related costs	211,682	190,586
Other accrued expenses	174,674	196,346
Amounts due to affiliates	30,941	36,397
Deferred revenue	47,229	56,089
Liabilities under derivative contracts	99,577	134,524
Credit facility debt	47,463	165,334
Collateralized indebtedness	248,388	248,760
Capital lease obligations	12,025	11,009
Notes payable	3,744	10,676
Senior notes	27,831	-
Liabilities held for sale	-	72,217
Total current liabilities	1,441,052	1,697,013

Defined benefit plan obligations	162,812	99,307
Deferred revenue	5,235	6,946
Liabilities under derivative contracts	47,370	13,739
Other liabilities	219,018	196,126
Deferred tax liability	570,056	210,347
Credit facility debt	3,718,682	3,748,667
Collateralized indebtedness	569,562	307,392
Capital lease obligations	19,265	45,560
Notes payable	1,590	1,909
Senior notes and debentures	5,110,684	5,488,219
Liabilities held for sale	-	1,061,071
Total liabilities	11,865,326	12,876,296

Commitments and contingencies

Redeemable noncontrolling interest	9,294	11,999

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 292,489,017 and 287,750,132 shares issued and 213,598,590 and 210,561,118 shares outstanding	2,925	2,878
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	885,601	972,274
Accumulated deficit	(4,546,299)	(5,011,960)
	(3,657,232)	(4,036,267)
Treasury stock, at cost (78,890,427 and 77,189,014 CNYG Class A common shares)	(1,584,404)	(1,572,134)
Accumulated other comprehensive loss	(42,694)	(30,763)
Total stockholders' deficiency	(5,284,330)	(5,639,164)
Noncontrolling interests	786	1,158
Total deficiency	(5,283,544)	(5,638,006)
	$6,591,076	$7,250,289

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share amounts)

	2013	2012	2011

Revenues, net (including revenues, net from affiliates of $5,586, $5,784 and $5,196, respectively) (see Note 15)	$6,232,152	$6,131,675	$6,162,608

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $178,991, $181,373 and $177,316, respectively) (see Note 15)	3,079,226	3,001,577	2,653,978
Selling, general and administrative (net of charges from (to) affiliates of $2,986, $3,614 and $(16,994), respectively) (see Note 15)	1,521,005	1,454,045	1,398,061
Restructuring expense (credits)	23,550	(770)	6,311
Depreciation and amortization (including impairments)	909,147	907,775	846,533
	5,532,928	5,362,627	4,904,883

Operating income	699,224	769,048	1,257,725

Other income (expense):
Interest expense	(601,102)	(661,052)	(686,803)
Interest income	465	978	836
Gain on sale of affiliate interests	-	716	683
Gain on investments, net	313,167	294,235	37,384
Gain (loss) on equity derivative contracts, net	(198,688)	(211,335)	1,454
Loss on interest rate swap contracts, net	-	(1,828)	(7,973)
Loss on extinguishment of debt and write-off of deferred financing costs, net	(22,542)	(66,213)	(92,692)
Miscellaneous, net	2,436	1,770	1,265
	(506,264)	(642,729)	(745,846)
Income from continuing operations before income taxes	192,960	126,319	511,879
Income tax expense	(65,635)	(51,994)	(220,552)
Income from continuing operations	127,325	74,325	291,327
Income from discontinued operations, net of income taxes	338,316	159,288	954
Net income	465,641	233,613	292,281
Net loss (income) attributable to noncontrolling interests	20	(90)	(424)
Net income attributable to Cablevision Systems Corporation stockholders	$465,661	$233,523	$291,857

INCOME PER SHARE:

Basic income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.49	$0.28	$1.05

Income from discontinued operations	$1.30	$0.61	$0.00

Net income	$1.79	$0.89	$1.06

Basic weighted average common shares (in thousands)	260,763	262,258	276,369

Diluted income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.48	$0.28	$1.02

Income from discontinued operations	$1.27	$0.60	$0.00

Net income	$1.75	$0.87	$1.02

Diluted weighted average common shares (in thousands)	265,935	267,330	284,904

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$127,345	$74,235	$290,903
Income from discontinued operations, net of income taxes	338,316	159,288	954
Net income	$465,661	$233,523	$291,857
Cash dividends declared and paid per share of common stock	$0.600	$0.600	$0.575

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share amounts)

	2013	2012	2011

Net income	$465,641	$233,613	$292,281

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans (see Note 13):
Unrecognized gain (loss) arising during period	(12,858)	(9,884)	3,264
Amortization of actuarial losses, net included in net periodic benefit cost	927	589	1,135
Other comprehensive income (loss)	(11,931)	(9,295)	4,399
Comprehensive income	453,710	224,318	296,680
Comprehensive loss (income) attributable to noncontrolling interests	20	(90)	(424)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$453,730	$224,228	$296,256

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Loss	Deficiency	Interest	Deficiency

Balance at January 1, 2011	$2,796	$541	$6,465	$(5,494,829)	$(788,566)	$(23,325)	$(6,296,918)	$1,485	$(6,295,433)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	291,857	-	-	291,857	-	291,857
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	1,617	1,617
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	-	-	4,399	4,399	-	4,399
Proceeds from exercise of options and issuance of restricted shares	22	-	6,449	-	-	-	6,471	-	6,471
Recognition of equity-based stock compensation arrangements	-	-	50,643	-	-	-	50,643	-	50,643
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	12	-	(35,567)	-	(35,555)	-	(35,555)
Treasury stock acquired through share repurchase program	-	-	-	-	(539,565)	-	(539,565)	-	(539,565)
Deferred tax adjustments relating to distribution of Madison Square Garden	-	-	(2,425)	-	-	(2,542)	(4,967)	-	(4,967)
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(120,612)	(42,511)	-	-	(163,123)	-	(163,123)
Distribution of AMC Networks	-	-	1,111,159	-	-	-	1,111,159	-	1,111,159
Adjustments to noncontrolling interests	-	-	(256)	-	-	-	(256)	(1,311)	(1,567)

Balance at December 31, 2011	$2,818	$541	$1,051,435	$(5,245,483)	$(1,363,698)	$(21,468)	$(5,575,855)	$1,791	$(5,574,064)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Loss	Deficiency	Interest	Deficiency

Balance at January 1, 2012	$2,818	$541	$1,051,435	$(5,245,483)	$(1,363,698)	$(21,468)	$(5,575,855)	$1,791	$(5,574,064)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	233,523	-	-	233,523	-	233,523
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	1,638	1,638
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	-	-	(9,295)	(9,295)	-	(9,295)
Proceeds from exercise of options and issuance of restricted shares	60	-	18,662	-	-	-	18,722	-	18,722
Recognition of equity-based stock compensation arrangements	-	-	62,039	-	-	-	62,039	-	62,039
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	5	-	(19,836)	-	(19,831)	-	(19,831)
Treasury stock acquired through share repurchase program	-	-	-	-	(188,600)	-	(188,600)	-	(188,600)
Deferred tax adjustments relating to distribution of AMC Networks	-	-	240	-	-	-	240	-	240
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(161,004)	-	-	-	(161,004)	-	(161,004)
Adjustments to noncontrolling interests	-	-	897	-	-	-	897	(2,271)	(1,374)

Balance at December 31, 2012	$2,878	$541	$972,274	$(5,011,960)	$(1,572,134)	$(30,763)	$(5,639,164)	$1,158	$(5,638,006)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Loss	Deficiency	Interest	Deficiency

Balance at January 1, 2013	$2,878	$541	$972,274	$(5,011,960)	$(1,572,134)	$(30,763)	$(5,639,164)	$1,158	$(5,638,006)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	465,661	-	-	465,661	-	465,661
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	1,052	1,052
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	-	-	(11,931)	(11,931)	-	(11,931)
Proceeds from exercise of options and issuance of restricted shares	47	-	18,149	-	-	-	18,196	-	18,196
Recognition of equity-based stock compensation arrangements	-	-	52,777	-	-	-	52,777	-	52,777
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	8	-	(12,270)	-	(12,262)	-	(12,262)
Tax withholding associated with shares issued for equity-based compensation	-	-	(644)	-	-	-	(644)	-	(644)
Excess tax benefit on share-based awards	-	-	1,280	-	-	-	1,280	-	1,280
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(160,083)	-	-	-	(160,083)	-	(160,083)
Adjustments to noncontrolling interests	-	-	1,840	-	-	-	1,840	(1,424)	416

Balance at December 31, 2013	$2,925	$541	$885,601	$(4,546,299)	$(1,584,404)	$(42,694)	$(5,284,330)	$786	$(5,283,544)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:

Income from continuing operations	$127,325	$74,325	$291,327

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	909,147	907,775	846,533
Gain on sale of affiliate interests	-	(716)	(683)
Gain on investments, net	(313,167)	(294,235)	(37,384)
Loss (gain) on equity derivative contracts, net	198,688	211,335	(1,454)
Loss on extinguishment of debt and write-off of deferred financing costs, net	22,542	66,213	92,692
Amortization of deferred financing costs and discounts on indebtedness	25,936	36,106	42,561
Share-based compensation expense related to equity classified awards	52,715	60,646	44,569
Deferred income taxes	69,456	42,330	183,727
Provision for doubtful accounts	55,231	49,002	53,670
Excess tax benefits related to share-based awards	(1,280)	-	-
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(25,673)	(76,955)	(50,520)
Other receivables	(6,465)	(10,489)	11,290
Prepaid expenses and other assets	(2,176)	47,560	(27,729)
Advances/payables to affiliates	(1,637)	12,970	36,203
Accounts payable	(1,715)	16,172	(18,099)
Accrued liabilities	35,557	(25,446)	(55,057)
Deferred revenue	(9,507)	(2)	5,431
Liabilities related to interest rate swap contracts	-	(55,383)	(111,895)

Net cash provided by operating activities	1,134,977	1,061,208	1,305,182

Cash flows from investing activities:
Capital expenditures	(951,679)	(991,586)	(725,876)
Proceeds related to sale of equipment, including costs of disposal	7,884	364	645
Proceeds from sale of affiliate interests	-	750	750
Decrease (increase) in other investments	(1,178)	955	50
Decrease in restricted cash	-	1,149	-
Additions to other intangible assets	(3,685)	(4,704)	(10,797)

Net cash used in investing activities	(948,658)	(993,072)	(735,228)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	3,296,760	-	1,265,000
Repayment of credit facility debt	(3,445,751)	(519,458)	(580,651)
Proceeds from issuance of senior notes	-	750,000	1,000,000
Redemption and repurchase of senior notes, including premiums and fees	(371,498)	(531,326)	(1,227,307)
Repayment of notes payable	(570)	-	-
Proceeds from collateralized indebtedness	569,561	248,388	307,763
Repayment of collateralized indebtedness and related derivative contracts	(508,009)	(218,754)	(257,913)
Dividend distributions to common stockholders	(159,709)	(163,872)	(162,032)
Proceeds from stock option exercises	18,120	18,722	6,471
Tax withholding associated with shares issued for equity-based compensation	(644)	-	-
Principal payments on capital lease obligations	(13,828)	(13,729)	(3,226)
Deemed repurchases of restricted stock	(12,262)	(19,831)	(35,555)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	-	(188,600)	(555,831)
Excess tax benefit related to share-based awards	1,280	-	-
Additions to deferred financing costs	(27,080)	(21,491)	(25,186)
Distributions to noncontrolling interests, net	(1,424)	(1,588)	(1,311)

Net cash used in financing activities	(655,054)	(661,539)	(269,778)

Net increase (decrease) in cash and cash equivalents from continuing operations	(468,735)	(593,403)	300,176
Cash flows of discontinued operations:
Net cash provided by operating activities	199,006	437,280	221,661
Net cash provided by (used in) investing activities	646,185	(83,671)	(100,771)
Net cash used in financing activities	(38,735)	(7,650)	(5,233)
Effect of change in cash related to discontinued operations	31,893	(9,250)	(114,395)
Net increase in cash and cash equivalents from discontinued operations	838,349	336,709	1,262

Cash and cash equivalents at beginning of year	332,610	589,304	287,866

Cash and cash equivalents at end of year	$702,224	$332,610	$589,304

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in thousands)

	2013	2012
ASSETS

Current Assets:

Cash and cash equivalents	$651,058	$256,744
Restricted cash	250	-
Accounts receivable, trade (less allowance for doubtful accounts of $14,614 and $13,521)	283,079	315,113
Prepaid expenses and other current assets	154,626	119,640
Amounts due from affiliates (primarily due from Cablevision)	115,538	487,352
Investment securities pledged as collateral	419,354	401,417
Assets held for sale	-	51,709
Total current assets	1,623,905	1,631,975

Property, plant and equipment, net of accumulated depreciation of $9,264,848 and $9,230,326	2,978,353	2,929,933
Other receivables	1,683	2,490
Investment securities pledged as collateral	696,730	401,417
Derivative contracts	3,385	3,143
Other assets	29,184	40,251
Amortizable intangible assets, net of accumulated amortization of $78,047 and $86,193	49,952	71,260
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	32,550
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $23,376 and $54,134	61,367	53,024
Assets held for sale	-	1,291,588
	$6,448,547	$7,454,169

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2013 and 2012
(Dollars in thousands, except share and per share amounts)

	2013	2012
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$422,929	$457,076
Accrued liabilities:
Interest	59,130	62,922
Employee related costs	210,233	187,507
Other accrued expenses	174,187	196,337
Amounts due to affiliates	30,887	33,311
Deferred tax liability	60,582	4,560
Deferred revenue	47,229	56,089
Liabilities under derivative contracts	99,577	134,524
Credit facility debt	47,463	165,334
Collateralized indebtedness	248,388	248,760
Capital lease obligations	12,025	11,009
Notes payable	3,744	10,676
Liabilities held for sale	-	72,217
Total current liabilities	1,416,374	1,640,322

Defined benefit plan obligations	162,812	99,307
Deferred revenue	5,235	6,946
Liabilities under derivative contracts	47,370	13,739
Other liabilities	214,409	193,521
Deferred tax liability	617,837	577,668
Credit facility debt	3,718,682	3,748,667
Collateralized indebtedness	569,562	307,392
Capital lease obligations	19,265	45,560
Notes payable	1,590	1,909
Senior notes and debentures	2,309,403	2,596,683
Liabilities held for sale	-	1,061,071
Total liabilities	9,082,539	10,292,785

Commitments and contingencies

Redeemable noncontrolling interest	9,294	11,999

Member's Deficiency:
Accumulated deficit	(2,486,073)	(3,106,148)
Senior notes due from Cablevision	(611,455)	(753,717)
Other member's equity (17,631,479 membership units issued and outstanding)	496,150	1,038,855
	(2,601,378)	(2,821,010)
Accumulated other comprehensive loss	(42,694)	(30,763)

Total member's deficiency	(2,644,072)	(2,851,773)
Noncontrolling interests	786	1,158
Total deficiency	(2,643,286)	(2,850,615)
	$6,448,547	$7,454,169

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Revenues, net (including revenues, net from affiliates of $5,586, $5,784 and $5,196, respectively) (see Note 15)	$6,232,152	$6,131,675	$6,162,608

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $178,991, $181,373 and $177,316, respectively) (see Note 15)	3,079,226	3,001,577	2,653,978
Selling, general and administrative (net of charges from (to) affiliates of $2,986, $3,614 and $(16,994), respectively) (see Note 15)	1,521,005	1,454,045	1,398,061
Restructuring expense (credits)	23,550	(770)	6,311
Depreciation and amortization (including impairments)	909,147	907,775	846,533
	5,532,928	5,362,627	4,904,883

Operating income	699,224	769,048	1,257,725

Other income (expense):
Interest expense	(374,430)	(466,776)	(503,285)
Interest income	58,858	59,993	59,900
Gain on sale of affiliate interests	-	716	683
Gain on investments, net	313,167	294,235	37,384
Gain (loss) on equity derivative contracts, net	(198,688)	(211,335)	1,454
Loss on interest rate swap contracts, net	-	(1,828)	(7,973)
Loss on extinguishment of debt and write-off of deferred financing costs	(23,144)	(66,213)	(92,692)
Miscellaneous, net	2,436	1,770	1,265
	(221,801)	(389,438)	(503,264)
Income from continuing operations before income taxes	477,423	379,610	754,461
Income tax expense	(188,079)	(152,547)	(328,714)

Income from continuing operations	289,344	227,063	425,747

Income from discontinued operations, net of income taxes	330,711	159,288	954

Net income	620,055	386,351	426,701
Net loss (income) attributable to noncontrolling interests	20	(90)	(424)
Net income attributable to CSC Holdings, LLC's sole member	$620,075	$386,261	$426,277

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$289,364	$226,973	$425,323
Income from discontinued operations, net of income taxes	330,711	159,288	954
Net income	$620,075	$386,261	$426,277

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share amounts)

	2013	2012	2011

Net income	$620,055	$386,351	$426,701

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans (see Note 13):
Unrecognized gain (loss) arising during period	(12,858)	(9,884)	3,264
Amortization of actuarial losses, net included in net periodic benefit cost	927	589	1,135
Other comprehensive income (loss)	(11,931)	(9,295)	4,399
Comprehensive income	608,124	377,056	431,100
Comprehensive loss (income) attributable to noncontrolling interests	20	(90)	(424)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$608,144	$376,966	$430,676

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2011	$(3,375,506)	$(753,717)	$2,303	$(23,325)	$(4,150,245)	$1,485	$(4,148,760)
Net income attributable to CSC Holdings, LLC's sole member	426,277	-	-	-	426,277	-	426,277
Net income attributable to noncontrolling interests	-	-	-	-	-	1,617	1,617
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	4,399	4,399	-	4,399
Recognition of equity-based stock compensation arrangements	-	-	50,643	-	50,643	-	50,643
Distributions to Cablevision	(543,180)	-	(386,767)	-	(929,947)	-	(929,947)
Excess tax benefit on share-based awards	-	-	11,196	-	11,196	-	11,196
Deferred tax adjustments relating to distribution of Madison Square Garden	-	-	(2,425)	(2,542)	(4,967)	-	(4,967)
Distribution of AMC Networks	-	-	1,177,957	-	1,177,957	-	1,177,957
Adjustments to noncontrolling interests	-	-	(256)	-	(256)	(1,311)	(1,567)

Balance at December 31, 2011	$(3,492,409)	$(753,717)	$852,651	$(21,468)	$(3,414,943)	$1,791	$(3,413,152)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)
\
	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2012	$(3,492,409)	$(753,717)	$852,651	$(21,468)	$(3,414,943)	$1,791	$(3,413,152)
Net income attributable to CSC Holdings, LLC's sole member	386,261	-	-	-	386,261	-	386,261
Net income attributable to noncontrolling interests	-	-	-	-	-	1,638	1,638
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	(9,295)	(9,295)	-	(9,295)
Recognition of equity-based stock compensation arrangements	-	-	62,039	-	62,039	-	62,039
Distributions to Cablevision	-	-	(671,809)	-	(671,809)	-	(671,809)
Contributions from Cablevision	-	-	735,000	-	735,000	-	735,000
Excess tax benefit on share-based awards	-	-	65,420	-	65,420	-	65,420
Deferred tax adjustments relating to distribution of AMC Networks	-	-	(5,343)	-	(5,343)	-	(5,343)
Adjustments to noncontrolling interests	-	-	897	-	897	(2,271)	(1,374)

Balance at December 31, 2012	$(3,106,148)	$(753,717)	$1,038,855	$(30,763)	$(2,851,773)	$1,158	$(2,850,615)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2013	$(3,106,148)	$(753,717)	$1,038,855	$(30,763)	$(2,851,773)	$1,158	$(2,850,615)
Net income attributable to CSC Holdings, LLC's sole member	620,075	-	-	-	620,075	-	620,075
Net income attributable to noncontrolling interests	-	-	-	-	-	1,052	1,052
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	(11,931)	(11,931)	-	(11,931)
Recognition of equity-based stock compensation arrangements	-	-	52,777	-	52,777	-	52,777
Distributions to Cablevision	-	-	(501,224)	-	(501,224)	-	(501,224)
Excess tax benefit on share-based awards	-	-	46,164	-	46,164	-	46,164
Impact of purchase of Cablevision senior notes held by Newsday Holdings LLC	-	142,262	(142,558)	-	(296)	-	(296)
Adjustments to noncontrolling interests	-	-	2,136	-	2,136	(1,424)	712

Balance at December 31, 2013	$(2,486,073)	$(611,455)	$496,150	$(42,694)	$(2,644,072)	$786	$(2,643,286)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:

Income from continuing operations	$289,344	$227,063	$425,747

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	909,147	907,775	846,533
Gain on sale of affiliate interests	-	(716)	(683)
Gain on investments, net	(313,167)	(294,235)	(37,384)
Loss (gain) on equity derivative contracts, net	198,688	211,335	(1,454)
Loss on extinguishment of debt and write-off of deferred financing costs	23,144	66,213	92,692
Amortization of deferred financing costs and discounts on indebtedness	18,167	29,727	36,962
Share-based compensation expense related to equity classified awards	52,715	60,646	44,569
Deferred income taxes	99,867	72,379	279,351
Provision for doubtful accounts	55,231	49,002	53,670
Excess tax benefit related to share-based awards	(46,164)	(61,434)	(11,196)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(25,673)	(76,955)	(50,520)
Other receivables	(13,905)	(2,649)	12,914
Prepaid expenses and other assets	(2,176)	47,402	(27,729)
Advances/payables to affiliates	121,128	43,159	31,038
Accounts payable	(1,715)	16,172	(18,099)
Accrued liabilities	43,573	(24,490)	(46,777)
Deferred revenue	(9,507)	(2)	5,431
Liabilities related to interest rate swap contracts	-	(55,383)	(111,895)

Net cash provided by operating activities	1,398,697	1,215,009	1,523,170

Cash flows from investing activities:
Capital expenditures	(951,679)	(991,586)	(725,876)
Proceeds related to sale of equipment, including costs of disposal	7,884	364	645
Proceeds from sale of affiliate interests	-	750	750
Decrease (increase) in other investments	(1,178)	955	50
Decrease in restricted cash	-	1,149	-
Additions to other intangible assets	(3,685)	(4,704)	(10,797)

Net cash used in investing activities	(948,658)	(993,072)	(735,228)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from financing activities:

Proceeds from credit facility debt, net of discount	3,296,760	-	1,265,000
Repayment of credit facility debt	(3,445,751)	(519,458)	(580,651)
Proceeds from issuance of senior notes	-	-	1,000,000
Redemption and repurchase of senior notes, including premiums and fees	(308,673)	(504,501)	(1,227,307)
Repayment of notes payable	(570)	-	-
Proceeds from collateralized indebtedness	569,561	248,388	307,763
Repayment of collateralized indebtedness and related derivative contracts	(508,009)	(218,754)	(257,913)
Principal payments on capital lease obligations	(13,828)	(13,729)	(3,226)
Capital contributions from Cablevision	-	735,000	-
Distributions to Cablevision	(501,224)	(671,809)	(929,947)
Excess tax benefit related to share-based awards	46,164	61,434	11,196
Additions to deferred financing costs	(27,080)	(5,296)	(25,186)
Distributions to noncontrolling interests, net	(1,424)	(1,588)	(1,311)

Net cash used in financing activities	(894,074)	(890,313)	(441,582)

Net increase (decrease) in cash and cash equivalents from continuing operations	(444,035)	(668,376)	346,360

Cash flows of discontinued operations:
Net cash provided by operating activities	199,006	437,280	221,661
Net cash provided by (used in) investing activities	646,185	(83,671)	(100,771)
Net cash used in financing activities	(38,735)	(7,650)	(5,233)
Effect of change in cash related to discontinued operations	31,893	(9,250)	(114,395)
Net increase in cash and cash equivalents from discontinued operations	838,349	336,709	1,262

Cash and cash equivalents at beginning of year	256,744	588,411	240,789

Cash and cash equivalents at end of year	$651,058	$256,744	$588,411
See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.	DESCRIPTION OF BUSINESS, RELATED MATTERS AND BASIS OF PRESENTATION

The Company and Related Matters

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide Ethernet-based data, Internet, voice and video transport and managed services to the business market, and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments: (1) Cable, consisting principally of its video, high-speed data, and Voice over Internet Protocol ("VoIP") operations, (2) Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, (iv) MSG Varsity, a program service dedicated to showcasing high school sports and activities and other local programming, and (v) certain other businesses and unallocated corporate costs.

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks.  Accordingly, the historical financial results of AMC Networks have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale").  On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013, for $1,625,000 (the "Bresnan Sale").  The Company received net cash of approximately $675,000, which reflects certain adjustments, including an approximate $962,000 reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  The Company recorded a pre-tax gain of approximately $408,000 for the year ended December 31, 2013 relating to the Bresnan Sale.

Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, the Company no longer consolidates the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.  Assets and liabilities related to Clearview Cinemas and Bresnan Cable on the Company's consolidated balance sheets and related footnotes have been classified as assets held for sale and liabilities held for sale in the consolidated balance sheet at December 31, 2012.  In addition, accounts payable to and advances to Bresnan Cable that were previously eliminated in consolidation are presented as amounts due to affiliates or amounts due from affiliates on the Company's consolidated balance sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of income of Cablevision are essentially identical to the consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions:  Cablevision has $2,829,112 of senior notes outstanding at December 31, 2013 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt and write-off of deferred financing costs, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements.  Intercompany transactions between Cablevision and CSC Holdings are not eliminated in the CSC Holdings consolidated financial statements, but are eliminated in the Cablevision consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See Note 11 for a discussion of fair value estimates.

Reclassifications

Certain reclassifications have been made to the 2011 and 2012 financial statements to conform to the 2013 presentation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes video, high-speed data, and voice services revenues as the services are provided to subscribers.  Installation revenue for the Company's video, consumer high-speed data and VoIP services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  Advertising revenues are recognized when commercials are aired.

The Company's Newsday business recognizes publication advertising revenue when advertisements are published.  Newsday recognizes circulation revenue for single copy sales as newspapers are distributed, net of returns.  Proceeds from advance billings for home-delivery subscriptions are recorded as deferred revenue and are recognized as revenue on a pro-rata basis over the term of the subscriptions.

Revenues derived from other sources are recognized when services are provided or events occur.

Multiple-Element Transactions

In the normal course of business, the Company may enter into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty. The Company's policy for accounting for each transaction negotiated contemporaneously is to record each deliverable of the transaction based on its best estimate of selling price in a manner consistent with that used to determine the price to sell each deliverable on a standalone basis.  In determining the fair value of the respective deliverable, the Company will utilize quoted market prices (as available), historical transactions or comparable cash transactions.

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2013, 2012 and 2011, the amount of franchise fees included as a component of net revenue aggregated $137,575, $135,575 and $137,567, respectively.

Technical and Operating Expenses

Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Programming Costs

Programming expenses for the Company's video business included in the Cable segment represent fees paid to programming distributors to license the programming distributed to subscribers.  This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of subscribers that receive the programming.  There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the Company continues to carry and pay for these services until execution of definitive replacement agreements or renewals.  The amount of programming expense recorded during the interim period is based on the Company's estimates of the ultimate contractual agreement expected to be reached, which is based on several factors, including previous contractual rates, customary rate increases and the current status of negotiations.  Such estimates are adjusted as negotiations progress until new programming terms are finalized.

In addition, the Company's video business has received, or may receive, incentives from programming distributors for carriage of the distributors' programming.  The Company generally recognizes these incentives as a reduction of programming costs in technical and operating expense, generally over the term of the programming agreement.

Advertising Expenses

Advertising costs are charged to expense when incurred and are recorded to "selling, general and administrative" expenses in the accompanying statements of income.  Advertising costs amounted to $140,779, $157,783 and $163,622 for the years ended December 31, 2013, 2012 and 2011, respectively.

Share-Based Compensation

Share-based compensation expense is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.

For options and performance based option awards, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model.  For options not subject to performance based vesting conditions, Cablevision recognizes the compensation expense using a straight-line amortization method.  For options subject to performance based vesting conditions, Cablevision recognizes compensation expense based on the probable outcome of the performance criteria and requisite service period for each tranche of awards subject to performance based vesting conditions.  For restricted shares and restricted stock units, Cablevision recognizes compensation expense using a straight-line amortization method based on the grant date price of CNYG Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.  For stock appreciation rights, Cablevision recognizes compensation expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

For CSC Holdings, share-based compensation expense is recognized in its statements of income for the years ended December 31, 2013, 2012 and 2011 based on allocations from Cablevision.

Income Taxes

The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions.  Deferred tax assets are subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.  Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents

The Company's cash investments are placed with money market funds and financial institutions that are investment grade as rated by Standard & Poor's and Moody's Investors Service.  The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as historical collection experience, length of time individual receivables are past due, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income.

Long-Lived Assets and Amortizable Intangible Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of income.

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software.  Capitalized software costs are amortized over the estimated useful life of the software and reported in depreciation and amortization.

Customer relationships, advertiser relationships, and other intangibles established in connection with acquisitions that are finite-lived are amortized in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, such as the sum of the years' digits method, or when such pattern does not exist, using the straight-line basis over their respective estimated useful lives.

The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from acquisitions) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and the value of franchises, trademarks, and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.  Rather, such assets are tested for impairment annually or upon the occurrence of a triggering event.

The Company assesses qualitative factors for its reporting units that carry goodwill.  If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When the qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

The Company assesses qualitative factors to determine whether it is necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test.  This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting’s fair value is less than its carrying amount.  When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for other intangible assets not subject to amortization requires a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense over the life of the related debt.

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in the statements of income as gains (losses) on derivative contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when the Company believes it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires a company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU No. 2013-02 was adopted by the Company in 2013.  The adoption of this standard impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows.

Common Stock of Cablevision

Each holder of CNYG Class A common stock has one vote per share while holders of CNYG Class B common stock have ten votes per share.  CNYG Class B shares can be converted to CNYG Class A common stock at anytime with a conversion ratio of one CNYG Class A common share for one CNYG Class B common share.  CNYG Class A stockholders are entitled to elect 25% of Cablevision's Board of Directors.  CNYG Class B stockholders have the right to elect the remaining members of Cablevision's Board of Directors.  In addition, CNYG Class B stockholders are parties to an agreement which has the effect of causing the voting power of these CNYG Class B stockholders to be cast as a block.

	Shares Outstanding
	Class A Common Stock	Class B Common Stock

Balance at December 31, 2010	241,055,283	54,148,223
Conversion of CNYG Class B common stock to CNYG Class A common stock	10,550	(10,550)
Employee and non-employee director stock transactions(a)	(35,172)	-
Share repurchases (see Note 20)	(20,860,400)	-
Balance at December 31, 2011	220,170,261	54,137,673
Employee and non-employee director stock transactions(a)	3,987,544	-
Share repurchases (see Note 20)	(13,596,687)	-
Balance at December 31, 2012	210,561,118	54,137,673
Employee and non-employee director stock transactions(a)	3,037,472	-
Balance at December 31, 2013	213,598,590	54,137,673

(a)	Primarily includes issuances of common stock in connection with employee and non-employee director exercises of stock options and restricted shares granted to employees, offset by shares acquired by the Company in connection with the fulfillment of employees' statutory tax withholding obligation for applicable income and other employment taxes and forfeited employee restricted shares.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

CSC Holdings Membership Interests

CSC Holdings has 17,631,479 membership units issued and outstanding as of December 31, 2013 and 2012, respectively, which are all owned by Cablevision, its sole owner.

In September 2012, CSC Holdings issued 3,198,729 membership interests to Cablevision in connection with Cablevision's $735,000 cash contribution to CSC Holdings.  Such contribution was funded by the net proceeds from Cablevision's senior notes issued in September 2012.

Dividends

Cablevision may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on CNYG common stock, holders of CNYG Class A common stock and CNYG Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to CNYG Class A common stock may be paid only with shares of CNYG Class A common stock and stock dividends with respect to CNYG Class B common stock may be paid only with shares of CNYG Class B common stock.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

Cablevision's and CSC Holdings' indentures and CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

November 6, 2013	$0.15	November 22, 2013	December 13, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
February 26, 2013	$0.15	March 15, 2013	April 3, 2013

October 24, 2012	$0.15	November 7, 2012	November 28, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
February 22, 2012	$0.15	March 9, 2012	March 30, 2012

October 27, 2011	$0.15	November 11, 2011	December 2, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

Cablevision paid dividends aggregating $159,709, $163,872 and $162,032 in 2013, 2012 and 2011, respectively, including accrued dividends on vested restricted shares of $3,092, $5,987, and $3,059, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2013, up to approximately $6,058 will be paid when, and if, restrictions lapse on restricted shares outstanding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

During the years ended December 31, 2013, 2012 and 2011, CSC Holdings made equity distribution cash payments to Cablevision aggregating $501,224, $671,809 and $929,947, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares;
•	Cablevision's repurchases of certain outstanding senior notes in 2013; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program in 2012 and 2011 (see Note 19).

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks.

Income Per Common Share

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including shares held by AMC Networks and Madison Square Garden employees).

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Cablevision stockholders:

	2013	2012	2011
	(in thousands)

Basic weighted average shares outstanding	260,763	262,258	276,369

Effect of dilution:
Stock options	3,026	2,588	3,320
Restricted stock awards	2,146	2,484	5,215
Diluted weighted average shares outstanding	265,935	267,330	284,904

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,336,000, 1,257,000 and 303,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively.  In addition, approximately 1,298,000 and 756,400 restricted shares issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding for the year ended December 31, 2013 and 2012, respectively, as the performance criteria on these awards have not yet been satisfied.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  Management believes that no significant concentration of credit risk exists with respect to its cash and cash equivalents balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2013, 2012 and 2011, or 10% or more of its consolidated net trade receivables at December 31, 2013 and 2012.

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

During 2013, 2012 and 2011, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2013	2012	2011
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Property and equipment accrued but unpaid	$65,391	$93,760	$62,025
Capital lease obligations	11,499	27,535	14,877
Reduction in capital lease obligation as a result of not exercising a bargain purchase option	22,950	-	-
Intangible asset obligations	2,498	1,435	8,501
Notes payable to vendors	1,202	-	29,796
Satisfaction and discharge of debt with AMC Networks debt	-	-	1,250,000
Distribution of AMC Networks (Cablevision)	-	-	1,111,159
Distribution of AMC Networks (CSC Holdings)	-	-	1,177,957
Distribution of Cablevision senior notes by CSC Holdings to Cablevision (CSC Holdings)	142,262	-	-

Non-Cash Investing Activity of Cablevision:
Dividends payable on unvested restricted share awards	3,466	3,119	4,150

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	580,906	646,346	651,558
Income taxes paid, net	16,470	13,418	29,351
Continuing Operations - CSC Holdings:
Cash interest paid	362,365	469,502	473,639
Income taxes paid, net	16,470	13,437	29,351
Discontinued operations - Cablevision and CSC Holdings:
Cash interest paid	26,606	61,927	101,557
Income taxes paid, net	-	-	5,573

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 4.	RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring

In the fourth quarter of 2013, as a result of a strategic evaluation of the Company's operations, the Company recorded restructuring charges of $22,879 which included expenses of $11,283 associated primarily with the elimination of 234 positions in the Cable segment, $10,038 associated primarily with the elimination of 191 positions in the Other segment, and $1,558 associated primarily with the elimination of 16 positions in the Lightpath segment.  Additionally, the Company expensed $1,205 in connection with an early lease termination in the Other segment. The following table summarizes the accrued restructuring liability related to the 2013 restructuring plan for continuing operations:

	Cable Segment	Lightpath Segment	Other Segment	Total
Restructuring charges relating to severance, net	$11,283	$1,558	$10,038	$22,879
Restructuring charges relating to an early lease termination	-	-	1,205	1,205
Total restructuring expense	11,283	1,558	11,243	24,084
Payments and other	(8,556)	(628)	(158)	(9,342)
Accrual balance at December 31, 2013	$2,727	$930	$11,085	$14,742

In addition to the charges included in the table above, the Company recorded net restructuring charges (credits) of $(534), $(770), and $6,311, in 2013, 2012 and 2011, respectively.  The 2013 and 2012 restructuring credits primarily related to changes to the Company's previous estimates recorded in connection with the Company's prior restructuring plans.  The $6,311 restructuring expense recognized in 2011 related to the elimination of 97 positions, primarily within the Newsday business which was all paid as of December 31, 2013.

Impairment Charges

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday's advertising business, the Company determined that a triggering event had occurred at the Newsday reporting unit and the Company tested Newsday's indefinite-lived intangibles and goodwill for impairment at December 31, 2013, 2012 and 2011 (the "interim testing dates").

The estimated fair values of the Newsday business indefinite-lived intangibles, which relate primarily to the trademarks associated with its mastheads, were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

The Company's impairment analysis as of December 31, 2013, 2012 and 2011 resulted in pre-tax impairment charges of $25,100, $13,000 and $11,000, respectively, related to the excess of the carrying value over the estimated fair value of the Company's trademarks.  Additionally, in 2013 the Company recorded an impairment charge of $12,358 relating to the excess of the carrying value over the estimated fair value of the Company's advertiser relationships.  The decrease in fair value, which was determined based on discounted cash flows, resulted primarily from the decline in projected cash flows related to these assets.  These pre-tax impairment charges are included in depreciation and amortization (including impairments) in the Other segment.  No goodwill impairments were recorded for the years ended December 31, 2013, 2012 and 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In addition, the Company recorded impairment charges of $10,997, $829 and $1,887 in 2013, 2012 and 2011, respectively, included in depreciation and amortization related primarily to certain other long-lived assets of businesses included in the Other segment.

NOTE 5.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In connection with the Bresnan Sale and Clearview Sale discussed above, the operating results of Bresnan Cable (previously included in the Company's Telecommunications Services segment) and Clearview Cinemas (previously included in the Company's Other segment) have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.  The assets and liabilities attributable to Bresnan Cable and Clearview Cinemas have been classified as assets and liabilities held for sale in the consolidated balance sheets as of December 31, 2012.

The proceeds related to the settlement of litigation with DISH Network, LLC (see discussion below) and related costs have been classified in discontinued operations for the years ended December 31, 2013 and 2012.

In addition, on June 30, 2011, the Company completed the AMC Networks Distribution (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution, as well as transaction costs, have been classified in the consolidated statements of income as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the AMC Networks Distribution.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Operating results of discontinued operations for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Year Ended December 31, 2013
	Bresnan Cable(a)	Clearview Cinemas(b)(c)	Litigation Settlement(d)	Total

Revenues, net	$262,323	$27,307	$-	$289,630

Income (loss) before income taxes	$439,870	$(42,437)	$173,690	$571,123
Income tax benefit (expense)(e)	(180,178)	17,425	(70,054)	(232,807)

Income (loss) from discontinued operations, net of income taxes - Cablevision	259,692	(25,012)	103,636	338,316
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	(6,602)	-	(1,003)	(7,605)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$253,090	$(25,012)	$102,633	$330,711

(a)	Includes the pretax gain recognized in connection with the Bresnan Sale of approximately $408,000.
(b)	Includes the pretax loss recognized in connection with the Clearview Sale of approximately $19,300.
(c)	As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero. The Company determined the fair value of the Clearview business, which was a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.
(d)	Represents primarily the proceeds from the final allocation of the DISH Network, LLC litigation settlement. See discussion below for additional information.
(e)	Includes tax benefit of $7,605 resulting from a decrease in the valuation allowance for certain state net operating loss carry forwards.

	Year Ended December 31, 2012
	Bresnan Cable	Clearview Cinemas	Litigation Settlement(a)	Total

Revenues, net	$508,710	$65,076	$-	$573,786

Income (loss) before income taxes	$(49,452)	$(19,683)	$339,004	$269,869
Income tax benefit (expense)	20,157	8,016	(138,754)	(110,581)

Income (loss) from discontinued operations, net of income taxes	$(29,295)	$(11,667)	$200,250	$159,288

(a)	Represents primarily the gain relating to the settlement of litigation with DISH Network, LLC. See discussion below for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)
	Year Ended December 31, 2011		January 1, 2011 through June 30, 2011
	Bresnan Cable	Clearview Cinemas	AMC Networks(a)	Total

Revenues, net	$471,629	$66,611	$551,480	$1,089,720

Income (loss) before income taxes	$(70,906)	$(17,879)	$115,015	$26,230
Income tax benefit (expense)	28,855	7,261	(61,392)	(25,276)

Income (loss) from discontinued operations, net of income taxes	$(42,051)	$(10,618)	$53,623	$954

(a)	In connection with the AMC Networks Distribution, the Company recorded income tax expense of $6,406 resulting from the non-deductibility of certain transaction costs and $3,969 resulting from the recognition of a deferred tax gain.

Bresnan Cable, Clearview Cinemas, and AMC Networks' results of operations reported on a stand-alone basis differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

The assets and liabilities of Bresnan Cable and Clearview Cinemas have been classified in the consolidated balance sheets as of December 31, 2012 as assets and liabilities held for sale and consist of the following:

	December 31, 2012
	Bresnan	Clearview Cinemas	Total

Cash and cash equivalents	$31,670	$223	$31,893
Accounts receivable, prepaid expenses and other current assets	14,486	1,490	15,976
Accounts receivable from affiliates	1,881	-	1,881
Deferred tax asset	1,766	193	1,959
	49,803	1,906	51,709

Property and equipment, net	418,884	29,721	448,605
Amortizable intangible assets	131,305	-	131,305
Indefinite-lived intangible assets	512,612	-	512,612
Goodwill	167,736	10,347	178,083
Other assets	20,065	918	20,983
	1,250,602	40,986	1,291,588
Total assets held for sale	$1,300,405	$42,892	$1,343,297

Accounts payable and accrued expenses	$51,948	$2,172	$54,120
Credit facility debt(a)	7,650	-	7,650
Other current liabilities	5,255	2,686	7,941
Accounts payable to affiliates	2,506	-	2,506
	67,359	4,858	72,217

Credit facility debt(a)	736,455	-	736,455
Senior notes(a)	250,000	-	250,000
Deferred tax liability	71,483	(5,925)	65,558
Other long-term liabilities	4,092	4,966	9,058
	1,062,030	(959)	1,061,071
Total liabilities held for sale	$1,129,389	$3,899	$1,133,288

(a)	The aggregate amount of the credit facility debt and the senior notes outstanding on the closing date of the Bresnan Sale reduced the sale proceeds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 initially distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 and $350,000 were recorded as a gain in discontinued operations for the year ended December 31, 2013 and 2012, respectively.

Bresnan Cable Legal Matters

In 2010, the Montana Department of Revenue ("MT DOR") assessed Bresnan Cable as a single telecommunications business for property tax purposes and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable challenged such assessments in Montana State Court and the Court ruled in its favor.  The MT DOR appealed these rulings to the Montana Supreme Court.  On December 2, 2013, the Montana Supreme Court issued a decision reversing the lower court's rulings, finding that MT DOR had properly assessed Bresnan Cable as a single telecommunications business for 2010 and that it could do so retroactively.  On January 8, 2014, the Montana Supreme Court denied Bresnan Cable's petition for rehearing.  Bresnan Cable has 90 days within which to seek an appeal with the U.S. Supreme Court.  In connection with this dispute, as of July 1, 2013, Bresnan Cable had paid $25,510 of property taxes under protest for 2010 through 2012.  MT DOR continues to hold the property taxes paid under protest in escrow.  In accordance with the terms of the purchase agreement with Charter, the Company has no liability for additional taxes for pre-Bresnan Sale periods.  In addition, any recovery of the protest property taxes paid prior to the Bresnan Sale will be refunded to the Company and the Company must consent to any settlement resulting in less than a full refund of the protest payments.

NOTE 6.	PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company's cable television system, including line extensions to, and upgrade of, the Company's hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years), and headend facilities (4 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over the estimated useful lives of 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up-grade and down-grade, repair and maintenance, and disconnection activities are expensed as incurred.

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2013	2012	Useful Lives

Customer equipment	$2,104,305	$2,305,503	3 to 5 years
Headends and related equipment	1,276,819	1,144,797	4 to 25 years
Central office equipment	758,691	716,825	5 to 10 years
Infrastructure	5,651,633	5,467,960	3 to 25 years
Equipment and software	1,386,848	1,464,483	3 to 10 years
Construction in progress (including materials and supplies)	113,260	84,746
Furniture and fixtures	92,631	98,202	5 to 12 years
Transportation equipment	201,806	224,641	5 to 18 years
Buildings and building improvements	279,614	264,839	10 to 40 years
Leasehold improvements	362,932	373,601	Term of lease
Land	14,662	14,662
	12,243,201	12,160,259
Less accumulated depreciation and amortization	(9,264,848)	(9,230,326)
	$2,978,353	$2,929,933

During the years ended December 31, 2013 and 2012, the Company capitalized certain costs aggregating $127,390 and $135,136, respectively, related to the acquisition and development of internal use software, which are included in the table above.

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2013, 2012 and 2011 amounted to $858,899, $879,242 and $819,286 (including impairment charges of $10,997, $829 and $1,887 in 2013, 2012 and 2011), respectively.

At December 31, 2013 and 2012, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2013	2012

Equipment	$65,454	$84,700
Less accumulated amortization	(31,138)	(36,870)
	$34,316	$47,830

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 7.	OPERATING LEASES

The Company leases certain office, production, and transmission facilities under terms of leases expiring at various dates through 2031.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  In addition, the Company rents space on utility poles for its operations.  The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Rent expense, including pole rentals, for the years ended December 31, 2013, 2012 and 2011 amounted to $75,553, $78,472 and $75,856, respectively.

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2014 through December 31, 2018, at rates now in force are as follows:

2014	$63,405
2015	63,049
2016	57,825
2017	46,353
2018	35,091
Thereafter	85,710

NOTE 8.	INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2013 and 2012:

	December 31,		Estimated
	2013	2012	Useful Lives

Gross carrying amount of amortizable intangible assets
Customer relationships	$46,258	$46,258	7 to 18 years
Advertiser relationships	-	33,294	4 to 10 years
Other amortizable intangibles	81,741	77,901	3 to 28 years
	127,999	157,453
Accumulated amortization
Customer relationships	(28,099)	(24,170)
Advertiser relationships	-	(18,497)
Other amortizable intangibles	(49,948)	(43,526)
	(78,047)	(86,193)
Amortizable intangible assets, net of accumulated amortization	$49,952	$71,260

Amortizable intangible assets, net of accumulated amortization	$49,952	$71,260
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	32,550
Goodwill	264,690	264,690

Total intangible assets, net	$1,053,940	$1,100,348

Aggregate amortization expense
Years ended December 31, 2013 and 2012 (excluding impairment charges of $37,458 and $13,000, respectively)	$12,790	$15,533

Estimated amortization expense
Year ending December 31, 2014	$8,162
Year ending December 31, 2015	7,237
Year ending December 31, 2016	6,439
Year ending December 31, 2017	5,995
Year ending December 31, 2018	4,966

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The carrying amount of goodwill as of December 31, 2013 and 2012 is as follows:

	Cable	Lightpath	Other	Total

Gross goodwill as of December 31, 2013 and 2012	$234,290	$21,487	$342,971	$598,748
Accumulated impairment losses as of December 31, 2013 and 2012	-	-	(334,058)	(334,058)
	$234,290	$21,487	$8,913	$264,690

NOTE 9.	DEBT

Credit Facility Debt

The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2012
Restricted Group:
Revolving loan facility(a)	April 17, 2018	-	$-	$-	$-
Term A loan facility	April 17, 2018	2.17%	23,963	958,510	-
Term B loan facility	April 17, 2020	2.67%	23,500	2,327,635	-
Extended revolving loan facility	(b)	-	-	-	-
Term A-3 extended loan facility	(b)	-	-	-	333,908
Term A-4 extended loan facility	(b)	-	-	-	600,000
Term B-2 extended loan facility	(b)	-	-	-	697,807
Term B-3 extended loan facility	(b)	-	-	-	1,632,286
Restricted Group credit facility debt			47,463	3,286,145	3,264,001

Newsday:
Floating rate term loan facility	October 12, 2016	3.67%	-	480,000	650,000
Total credit facility debt			$47,463	$3,766,145	$3,914,001

(a)	At December 31, 2013, $72,109 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,427,891 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
(b)	In April 2013, CSC Holdings entered into a new credit facility, the proceeds of which were used to repay its then outstanding extended revolving loan, Term A-3, Term A-4, Term B-2 and Term B-3 loan facilities (see discussion below).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Restricted Group Credit Facility

On April 17, 2013, CSC Holdings and certain of its subsidiaries (the "Restricted Subsidiaries"), refinanced its Restricted Group credit facility.  The new Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement (the "Credit Agreement").  The proceeds from the Term A loans and the Term B loans were used to repay all amounts outstanding under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  As of December 31, 2013, no amounts were drawn under the revolving credit facility.

The Credit Agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,510 and (2) an amount such that the senior secured leverage ratio, as defined in the Credit Agreement, would not exceed 3.50 to 1.00.

Under the Credit Agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of approximately $11,981 beginning on September 30, 2014 through June 30, 2016, approximately $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of approximately $694,919 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments of approximately $5,875 beginning on September 30, 2013 through December 31, 2019 with a final repayment of approximately $2,197,250 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the Credit Agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the Credit Agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The Credit Agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.

Loans under the Credit Agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries (as defined in the Credit Agreement) and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the Credit Agreement bear interest as follows:

•	Revolving credit loans and Term A loans, either (i) the Eurodollar rate (as defined) plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ended September 30, 2013;
•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

The Restricted Group credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans: (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit the Restricted Group's ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the Restricted Group credit facility there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, the Restricted  Group must also remain in compliance with the maximum ratio of total net indebtedness to cash flow and the maximum ratio of senior secured net indebtedness to cash flow.

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

The Restricted Group was in compliance with all of its financial covenants under the Restricted Group Credit Agreement as of December 31, 2013.

AMC Networks Distribution

In connection with the AMC Networks Distribution in 2011, AMC Networks issued senior notes and senior secured term loans under its new senior secured credit facility to the Company as partial consideration for the transfer of certain businesses to AMC Networks.  The Company exchanged the AMC Networks senior notes and senior secured term loans in satisfaction and discharge of $1,250,000 outstanding indebtedness under its previous Restricted Group revolving loan and extended revolving loan facilities.

Newsday LLC Credit Facility

On October 12, 2012, Newsday LLC entered into a new senior secured credit agreement (the "Newsday Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its existing credit agreement dated as of July 29, 2008.  The Newsday Credit Agreement consists of a $480,000 floating rate term loan which matures on October 12, 2016 (net of the $160,000 repayment in December 2013, discussed below).  Interest under the Newsday Credit Agreement is calculated, at the election of Newsday LLC, at either the base rate or the eurodollar rate, plus 2.50% or 3.50%, respectively, as specified in the Newsday Credit Agreement.  Borrowings by Newsday LLC under the Newsday Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday LLC on a senior secured basis.  The Newsday Credit Agreement is secured by a lien on the assets of Newsday LLC and Cablevision senior notes with an aggregate principal amount of $611,455 (after the sale of Cablevision senior notes in December 2013 discussed below) owned by Newsday Holdings.  In connection with the Newsday Credit Agreement, the Company incurred deferred financing costs of approximately $4,558, which are being amortized to interest expense over the term of the Newsday Credit Agreement.

On December 10, 2013, Newsday LLC made a voluntary repayment of $160,000 on its term loan with the proceeds it received from CSC Holdings in connection with CSC Holdings' purchase of Cablevision senior notes with an aggregate principal amount of $142,262 held by Newsday Holdings.  The senior notes were subsequently distributed by CSC Holdings to Cablevision and were canceled.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The principal financial covenant for the Newsday Credit Agreement is a minimum liquidity test of $25,000 which is tested bi-annually on June 30 and December 31.  The Newsday Credit Agreement also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness, investments and restricted payments.  Certain of the covenants applicable to CSC Holdings under the Newsday Credit Agreement are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Prior to the Newsday Credit Agreement, Newsday LLC's had a $650,000 senior secured loan facility comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility. Unamortized deferred financing costs related to this senior secured loan facility aggregating approximately $5,083 were written-off in 2012.

Newsday LLC was in compliance with all of its financial covenants under its Newsday Credit Agreement as of December 31, 2013.

Senior Notes and Debentures

The following table summarizes the Company's senior notes and debentures:

					Carrying Amount at
	Date	Maturity	Interest	Issue	December 31,
Issuer	Issued	Date	Rate	Amount	2013	2012

CSC Holdings(a)	January 13, 2009	April 15, 2014	8.50%	844,000	$-	$198,239
CSC Holdings(a)(b)(d)	June 4, 2008	June 15, 2015	8.50%	500,000	-	91,543
CSC Holdings(c)(d)	February 6, 1998	February 15, 2018	7.875%	300,000	299,293	299,122
CSC Holdings(c)(d)	July 21, 1998	July 15, 2018	7.625%	500,000	499,887	499,862
CSC Holdings(a)(d)	February 12, 2009	February 15, 2019	8.625%	526,000	510,223	507,917
CSC Holdings(a)	November 15, 2011	November 15, 2021	6.75%	1,000,000	1,000,000	1,000,000
					2,309,403	2,596,683

Cablevision(a)(d)	September 23, 2009	September 15, 2017	8.625%	900,000	893,057	891,536
Cablevision(a)	April 15, 2010	April 15, 2018	7.75%	750,000	750,000	750,000
Cablevision(a)	April 15, 2010	April 15, 2020	8.00%	500,000	500,000	500,000
Cablevision(a)	September 27, 2012	September 15, 2022	5.875%	750,000	686,055	750,000
					$5,138,515	$5,488,219

(a)	The Company may redeem some or all of the notes at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.
(b)	The senior notes are redeemable, in whole or in part, at a redemption price equal to 102.125% of face value at any time on or after June 15, 2013, and 100% on or after June 15, 2014.
(c)	The debentures are not redeemable by the Company prior to maturity.
(d)	The carrying amount of the senior notes is net of the unamortized original issue discount.

The table above also excludes the principal amount of Cablevision 7.75% senior notes due 2018 of $345,238 and $487,500  held by Newsday at December 31, 2013 and 2012, respectively, and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday at December 31, 2013 and 2012, which are eliminated in the consolidated balance sheets of Cablevision.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.  The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Issuance of Debt Securities

Cablevision 5-7/8% Senior Notes Due 2022

In September 2012, Cablevision issued $750,000 aggregate principal amount of 5-7/8% senior notes due September 15, 2022 (the "2022 Notes") in a registered public offering.  The 2022 Notes are senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the 2022 Notes at any time at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  Cablevision contributed the net proceeds of approximately $735,000 from the issuance of the 2022 Notes to CSC Holdings, and CSC Holdings used those proceeds to (i) repurchase a portion of 8-1/2% CSC Holdings Senior Notes Due June 2015 ("June 2015 Notes") and a portion of the 8-1/2% CSC Holdings Senior Notes Due April 2014 ("April 2014 Notes") in the tender offers commenced in September 2012 discussed below, (ii) make a $150,000 prepayment on the then outstanding CSC Holdings Term B-2 extended loan facility, and (iii) for general corporate purposes.  In connection with the issuance of the 2022 Notes, the Company incurred deferred financing costs of approximately $16,195, which are being amortized to interest expense over the term of the 2022 Notes.  See discussion below regarding the repurchase of a portion of these notes in 2013.

CSC Holdings 6-3/4% Senior Notes Due 2021

In November 2011, CSC Holdings issued $1,000,000 aggregate principal amount of 6-3/4% senior notes due November 15, 2021 (the "2021 Notes").  CSC Holdings used the net proceeds of this offering, along with proceeds from the then existing Term A-4 extended loan facility, to repurchase portions of its 8-1/2% senior notes due 2015, 6-3/4% senior notes due 2012 and 8-1/2% senior notes due 2014, and for general corporate purposes.  In connection with the issuance of the 2021 Notes, the Company incurred deferred financing costs of $21,433, which are being amortized to interest expense over the term of the notes.

Repurchases of Cablevision Senior Notes

During September, October and December 2013, Cablevision repurchased with cash on hand approximately $63,945 aggregate principal amount of its outstanding 2022 Notes.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of debt of $1,119 and a write-off of approximately $517 of unamortized deferred financing costs associated with these notes.

In January 2014, Cablevision repurchased with cash on hand an additional $27,831 aggregate principal amount of the outstanding 2022 Notes.  These notes repurchased in January 2014 have been reclassified from long-term to current on Cablevision's balance sheet at December 31, 2013.

Redemptions and Repurchases of CSC Holdings Senior Notes (tender prices per note in dollars)

On August 26, 2013, CSC Holdings redeemed (1) $204,937 aggregate principal amount of its outstanding April 2014 Notes and (2) $91,543 aggregate principal amount of its outstanding June 2015 Notes with cash on hand.  In connection with these redemptions, the Company recorded a loss on extinguishment of debt of approximately $12,192, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $4,350 for the year ended December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In September 2012, CSC Holdings commenced a cash tender offer for:  (1) its outstanding $120,543 aggregate principal amount of June 2015 Notes for total consideration of $1,046.25 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, and (2) its outstanding $575,633 aggregate principal amount of April 2014 Notes for total consideration of $1,113 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,083 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.  Holders that tendered their securities by September 26, 2012 ("Early Tender Date") received the total consideration.  Holders who tendered their securities after such time and by the October 11, 2012 expiration date ("Tender Expiration Date") received the tender offer consideration, which is the total consideration less the early tender premium.

The aggregate principal amount of the June 2015 Notes and April 2014 Notes that were tendered and repurchased on September 27, 2012 amounted to $29,000 and $370,696, respectively.  There were no additional securities tendered between the Early Tender Date and the Tender Expiration Date.  The tender premiums associated with the repurchase of the June 2015 Notes and April 2014 Notes of approximately $43,231, along with other transaction costs of $577, have been recorded in loss on extinguishment of debt for the year ended December 31, 2012.  In addition, unamortized deferred financing costs and discounts related to these notes aggregating approximately $16,997 were written-off in 2012.

In December 2011, CSC Holdings repurchased $86,339 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 with cash on hand.  In connection with this repurchase, the Company recorded a loss on extinguishment of debt of approximately $1,457 and a write-off of the unamortized deferred financing costs associated with these notes of approximately $45 for the year ended December 31, 2011.

In October 2011, CSC Holdings commenced a cash tender offer (the "October 2011 Tender Offer") for (1) its outstanding $500,000 aggregate principal amount of its June 2015 Notes for total consideration of $1,085 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,055 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, (2) its outstanding $191,934 aggregate principal amount of 6-3/4% senior notes due April 2012 ("CSC Holdings April 2012 Notes") for total consideration of $1,020 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000 per $1,000 principal amount of notes plus an early tender premium of $20 per $1,000 principal amount of notes, and (3) its outstanding $834,000 aggregate principal amount of its April 2014 Notes for total consideration of $1,125 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,095 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.

In connection with the October 2011 Tender Offer, CSC Holdings repurchased approximately $379,500 aggregate principal amount of the June 2015 Notes, approximately $44,600 aggregate principal amount of the CSC Holdings April 2012 Notes, and approximately $258,400 aggregate principal amount of the April 2014 Notes.  Tender premiums aggregating $65,433, along with other transaction costs of approximately $957 have been recorded in loss on extinguishment of debt for the year ended December 31, 2011.  In addition, unamortized deferred financing costs and discounts related to the portion of the notes repurchased aggregating approximately $21,302 were written-off in 2011.

In September 2011, CSC Holdings repurchased $52,683 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 and $10,000 aggregate principal amount of its outstanding April 2014 Notes with cash on hand.  In connection with these repurchases, the Company recorded a loss on extinguishment of debt of approximately $2,218, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $810 for the year ended December 31, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Summary of Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2013, including notes payable, collateralized indebtedness (see Note 10), and capital leases, during the next five years and thereafter, are as follows:

Years Ending December 31,	Cablevision(a)	CSC Holdings

2014	$339,451	$311,620
2015	651,538	651,538
2016	581,484	581,484
2017	1,021,396	121,396
2018	2,294,376	1,544,376
Thereafter	4,905,143	3,746,919

(a)	Excludes the Cablevision senior notes held by Newsday.

NOTE 10.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

To manage interest rate risk, the Company has historically entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.

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

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives have been reflected in the accompanying consolidated balance sheets as an asset or liability and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts are included in gain (loss) on derivative contracts in the accompanying consolidated statements of income.

All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2013, the Company did not have an early termination shortfall relating to any of these contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2013.

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets at December 31, 2013 and December 31, 2012:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Prepaid forward contracts	Current derivative contracts	$-	$-	$99,577	$134,524

Prepaid forward contracts	Long-term derivative contracts	3,385	3,143	47,370	13,739

Total derivative contracts		$3,385	$3,143	$146,947	$148,263

The following represents the impact and location of the Company's derivative instruments within the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011:

Derivatives Not	Location of	Amount of Gain (Loss) Recognized
Designated as Hedging	Gain (Loss)	Years Ended December 31,
Instruments	Recognized	2013	2012	2011

Interest rate swap contracts	Loss on interest rate swap contracts, net	$-	$(1,828)	$(7,973)

Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(198,688)	(211,335)	1,454

Total derivative contracts		$(198,688)	$(213,163)	$(6,519)

For the years ended December 31, 2013, 2012 and 2011, the Company recorded a gain on investments of $313,251, $293,599 and $37,370 respectively, representing the net increase in the fair values of all investment securities pledged as collateral for the period.

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the years ended December 31, 2013 and 2012.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Number of shares	13,407,684	8,069,934

Collateralized indebtedness settled	$(307,763)	$(148,175)
Derivative contracts settled	(200,246)	(70,579)
	(508,009)	(218,754)
Proceeds from new monetization contracts	569,561	248,388
Net cash receipt	$61,552	$29,634

NOTE 11.	FAIR VALUE MEASUREMENT

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012:

At December 31, 2013:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$608,225	$-	$-	$608,225
Investment securities	138	-	-	138
Investment securities pledged as collateral	1,116,084	-	-	1,116,084
Prepaid forward contracts	-	3,385	-	3,385

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	146,947	-	146,947

At December 31, 2012:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$250,695	$-	$-	$250,695
Investment securities	122	-	-	122
Investment securities pledged as collateral	802,834	-	-	802,834
Prepaid forward contracts	-	3,143	-	3,143

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	148,263	-	148,263

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company's cash equivalents and restricted cash, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

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

In addition, see Note 4 for a discussion of impairment charges related to nonfinancial assets not measured at fair value on a recurring basis.

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$611,455	$682,887

Debt instruments:
Credit facility debt(b)	Level II	$3,766,145	$3,776,760
Collateralized indebtedness	Level II	817,950	809,105
Senior notes and debentures	Level II	2,309,403	2,608,885
Notes payable	Level II	5,334	5,334
CSC Holdings total debt instruments		6,898,832	7,200,084

Cablevision senior notes	Level II	2,829,112	3,101,373
Cablevision total debt instruments		$9,727,944	$10,301,457

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$842,184

Debt instruments:
Credit facility debt(b)	Level II	$3,914,001	$3,914,001
Collateralized indebtedness	Level II	556,152	540,831
Senior notes and debentures	Level II	2,596,683	2,980,258
Notes payable	Level II	12,585	12,585
CSC Holdings total debt instruments		7,079,421	7,447,675

Cablevision senior notes	Level II	2,891,536	3,198,170
Cablevision total debt instruments		$9,970,957	$10,645,845

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.

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

NOTE 12.	INCOME TAXES

Cablevision

Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to Cablevision's continuing operations consists of the following components:

	Years Ended December 31,
	2013	2012	2011
Current expense (benefit):
Federal	$(144)	$(3,493)	$1,706
State	(3,510)	19,800	28,581
	(3,654)	16,307	30,287
Deferred expense (benefit):
Federal	69,258	48,441	163,653
State	198	(6,111)	20,074
	69,456	42,330	183,727
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(167)	(6,643)	6,538
Income tax expense	$65,635	$51,994	$220,552

Income tax expense attributable to discontinued operations for the year ended December 31, 2013 of $232,807 is comprised of current and deferred income tax expense of $18,120 and $214,687, respectively.  Current income tax expense reflects federal and state income tax expense of $13,400 and $4,720, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2012 of $110,581 is comprised of current and deferred income tax expense of $5,340 and $105,241, respectively.  Current income tax expense reflects federal and state income tax expense of $3,493 and $1,847, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2011 of $25,276 is comprised of current income tax benefit, deferred income tax expense and income tax expense related to uncertain tax positions of $6,540, $27,799, and $4,017, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense attributable to Cablevision's continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2013	2012	2011

Federal tax expense at statutory rate	$67,536	$44,212	$179,158
State income taxes, net of federal benefit	3,607	4,763	31,152
Changes in the valuation allowance	5,631	5,480	1,822
Changes in the state apportionment rates used to measure deferred taxes, net of federal benefit	(11,228)	2,273	2,233
Tax expense (benefit) relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(124)	(2,659)	1,699
Impact of non-deductible officers' compensation	796	470	77
Other non-deductible expenses	3,628	3,363	3,618
Increase in the deferred tax asset for certain state tax loss carry forwards pursuant to LLC conversions of certain subsidiaries	-	(3,935)	-
Research credit	(3,739)	-	(1,800)
Tax expense (benefit) from exclusion of pretax loss (income) of an entity that is not consolidated for income tax purposes	-	(2,605)	2,509
Other, net	(472)	632	84
Income tax expense	$65,635	$51,994	$220,552

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$224,968	$170,407
Compensation and benefit plans	44,629	37,556
Allowance for doubtful accounts	5,502	4,807
Other liabilities	13,389	11,958
Deferred tax asset	288,488	224,728
Valuation allowance	(6,988)	(4,194)
Net deferred tax asset, current	281,500	220,534

Investments	(97,565)	(63,950)
Prepaid expenses	(24,111)	(17,061)
Deferred tax liability, current	(121,676)	(81,011)

Net deferred tax asset, current	159,824	139,523

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Noncurrent
NOLs and tax credit carry forwards	65,322	389,851
Compensation and benefit plans	106,595	85,196
Partnership investments	132,384	127,297
Other	4,896	3,541
Deferred tax asset	309,197	605,885
Valuation allowance	(7,488)	(12,559)
Net deferred tax asset, noncurrent	301,709	593,326

Fixed assets and intangibles	(840,375)	(762,438)
Investments	(29,563)	(41,235)
Other	(1,827)	-
Deferred tax liability, noncurrent	(871,765)	(803,673)

Net deferred tax liability, noncurrent	(570,056)	(210,347)

Total net deferred tax liability	$(410,232)	$(70,824)

At December 31, 2013, Cablevision had consolidated federal NOLs of $934,730 expiring on various dates from 2023 through 2031.  Cablevision has recorded a deferred tax asset related to $567,923 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $366,807 as this portion relates to 'windfall' deductions on share-based awards that have not yet been realized.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits is recorded as an increase to paid-in capital.  Cablevision realized state excess tax benefit of $1,280 during the year ended December 31, 2013 resulting in an increase to paid-in capital.

As of December 31, 2013, Cablevision has $35,138 of federal alternative minimum tax credit carry forwards which do not expire.

Subsequent to the utilization of Cablevision's NOLs and tax credit carry forwards, payments for income taxes are expected to increase significantly.

CSC Holdings

CSC Holdings and its 80% or more owned subsidiaries are included in the consolidated federal income tax returns of Cablevision.  The income tax provision for CSC Holdings is determined on a stand-alone basis for all periods presented as if CSC Holdings filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2013	2012	2011
Current expense:
Federal	$66,800	$47,250	$2,487
State	21,579	39,561	40,338
	88,379	86,811	42,825
Deferred expense (benefit):
Federal	89,832	79,731	235,264
State	10,035	(7,352)	44,087
	99,867	72,379	279,351
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(167)	(6,643)	6,538
Income tax expense	$188,079	$152,547	$328,714

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Income tax expense attributable to discontinued operations for the year ended December 31, 2013 of $240,412 is comprised of current income tax expense and deferred income tax benefit of $299,353 and $58,941, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2012 of $110,581 is comprised of current and deferred income tax expense of $28,242 and $82,339, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2011 of $25,276 is comprised of current income tax benefit, deferred income tax expense and income tax expense related to uncertain tax positions of $7,101, $28,360, and $4,017, respectively.

In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings decreased the affiliate receivable due from  Cablevision by $340,344, representing the estimated current income tax liability of CSC Holdings for the year ended December 31, 2013 as determined on a stand-alone basis, partially offset by an excess tax benefit realized of $46,164 and current income tax liabilities that are payable by CSC Holdings of $1,224.

The income tax expense (benefit) attributable to CSC Holdings' continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2013	2012	2011

Federal tax expense at statutory rate	$167,098	$132,864	$264,061
State income taxes, net of federal benefit	27,177	22,542	50,401
Changes in the valuation allowance	(101)	1,038	1,822
Changes in the state apportionment rates used to measure deferred taxes, net of federal benefit	(6,484)	1,188	5,800

Tax expense (benefit) relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(124)	(2,659)	1,699
Impact of non-deductible officers' compensation, net	796	470	77
Other non-deductible expenses	3,628	3,363	3,618
Increase in the deferred tax asset for certain state tax loss carry forwards pursuant to LLC conversions of certain subsidiaries	-	(3,935)	-
Research credit	(3,739)	-	(1,800)
Tax expense (benefit) from exclusion of pretax loss (income) of an entity that is not consolidated for income tax purposes	-	(2,605)	2,509
Other, net	(172)	281	527
Income tax expense	$188,079	$152,547	$328,714

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred Tax Asset (Liability)
Current
Tax credit carry forwards	$-	$24,573
Compensation and benefit plans	44,629	37,556
Allowance for doubtful accounts	5,502	4,807
Other liabilities	13,389	11,958
Deferred tax asset	63,520	78,894
Valuation allowance	(2,426)	(2,443)
Net deferred tax asset, current	61,094	76,451
Investments	(97,565)	(63,950)
Prepaid expenses	(24,111)	(17,061)
Deferred tax liability, current	(121,676)	(81,011)

Net deferred tax liability, current	(60,582)	(4,560)
Noncurrent
Tax credit carry forwards	20,137	19,834
Compensation and benefit plans	106,595	85,196
Partnership investments	132,384	127,297
Other	4,896	3,546
Deferred tax asset	264,012	235,873
Valuation allowance	(10,084)	(9,868)
Net deferred tax asset, noncurrent	253,928	226,005

Fixed assets and intangibles	(840,375)	(762,438)
Investments	(29,563)	(41,235)
Other	(1,827)	-
Deferred tax liability, noncurrent	(871,765)	(803,673)

Net deferred tax liability, noncurrent	(617,837)	(577,668)

Total net deferred tax liability	$(678,419)	$(582,228)

At December 31, 2013, on a stand-alone basis CSC Holdings had fully utilized all NOLs for which a deferred tax asset had been recorded and all NOLs relating to 'windfall' deductions on share-based awards.  CSC Holdings uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, the excess tax benefits for these 'windfall' deductions is recorded as an increase to member's equity.  On a stand-alone basis CSC Holdings realized federal and state excess tax benefit of $46,164 during the year ended December 31, 2013.  Such excess tax benefit resulted in an increase to member's equity.

The Company

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of income.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  Based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In the normal course of business, the Company engages in transactions in which the income tax consequences may be uncertain.  The Company's income tax returns are filed based on interpretation of tax laws and regulations.  Such income tax returns are subject to examination by taxing authorities.  For financial statement purposes, the Company only recognizes tax positions that it believes are more likely than not of being sustained.  There is considerable judgment involved in determining whether positions taken or expected to be taken on the tax return are more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2012	$57,763
Increases related to prior year tax positions	50
Increases related to current year tax positions	10
Lapse of statute of limitations	(416)
Balance at December 31, 2013	$57,407

As of December 31, 2013, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $55,806.

Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company's historical policy.  After considering the associated deferred tax benefit, interest expense (income) of $107, $(377) and $1,179 has been included in income tax expense attributable to continuing operations in the consolidated statements of operations for 2013, 2012 and 2011, respectively.  At December 31, 2013, accrued interest on uncertain tax positions of $237 and $2,531 was included in accrued liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.

In January 2014, the IRS informed the Company that the consolidated federal income tax returns for 2009 and 2010 are no longer under examination.  Accordingly, in the first quarter of 2014, the Company will record income tax benefit of approximately $53,000 associated with the reversal of a noncurrent liability relating to an uncertain tax position.

The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the City of New York.  The State of New York is presently auditing income tax returns for years 2006 through 2008.  The City of New York is presently auditing income tax returns for years 2009 through 2011.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 13.	BENEFIT PLANS

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the "Defined Benefit Plans")

The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the "Pension Plan") for the benefit of non-union employees other than those of Newsday, as well as certain employees covered by a collective bargaining relationship in Brooklyn.  Under the Pension Plan, the Company credits a certain percentage of eligible pay (“Pay Credits”) into an account established for each participant which is credited with a monthly market based rate of return.

The Company maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan ("Excess Cash Balance Plan") covering certain employees of the Company who participate in the Pension Plan, as well as an additional unfunded non-contributory, non-qualified defined benefit plan ("CSC Supplemental Benefit Plan") for the benefit of certain officers and employees of the Company which provides that, upon retiring on or after normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

The Company amended the Pension Plan and the Excess Cash Balance Pension Plan to freeze participation and future benefit accruals effective December 31, 2013 for all Company employees except those covered by a collective bargaining relationship in Brooklyn.  Therefore, after December 31, 2013, no employee of the Company who was not already a participant may become a participant in the plans and no further annual Pay Credits will be made for any future year.  Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.

In May 2011, the Pension Plan was amended whereby all benefits earned by employees of AMC Networks who participated in the Pension Plan were frozen as of the AMC Networks Distribution date.  Also, all active employees of AMC Networks that participated in the Pension Plan who were unvested as of the AMC Networks Distribution date became fully vested as of the AMC Networks Distribution date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2013 and 2012:

	Defined Benefit Plans
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$392,312	$344,366
Service cost	45,346	39,789
Interest cost	14,128	14,570
Actuarial loss	5,282	18,922
Transfer of liabilities	(208)	-
Benefits paid	(22,944)	(25,335)
Benefit obligation at end of year	433,916	392,312

Change in plan assets:
Fair value of plan assets at beginning of year	$290,836	$292,122
Actual return (loss) on plan assets, net	(8,694)	11,316
Employer contributions	9,620	12,733
Transfer of assets	(208)	-
Benefits paid	(22,944)	(25,335)
Fair value of plan assets at end of year	268,610	290,836

Unfunded status at end of year	$(165,306)	$(101,476)

Other pre-tax changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 are as follows:

	Defined Benefit Plans
	2013	2012

Actuarial loss	$21,842	$16,732
Recognized actuarial loss included in net periodic benefit cost	(1,645)	(1,067)
	$20,197	$15,665

Approximately $3,160 of unrecognized actuarial losses recorded in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during the next fiscal year relating to the Defined Benefit Plans.

The Company's net funded status relating to its defined benefit plans at December 31, 2013 and 2012 are as follows:

	2013	2012
Defined Benefit Plans	$(165,306)	$(101,476)
Less: Current portion	2,494	2,169
Long-term defined benefit plan obligations	$(162,812)	$(99,307)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Components of the net periodic benefit cost, recorded primarily in selling, general and administrative expenses, for the Defined Benefit Plans for the years ended December 31, 2013, 2012 and 2011, are as follows:

	Defined Benefit Plans
	2013	2012	2011(a)

Service cost	$45,346	$39,789	$39,253
Interest cost	14,128	14,570	16,321
Expected return on plan assets, net	(7,866)	(9,127)	(10,816)
Recognized actuarial loss (reclassified out of accumulated other comprehensive loss)	1,645	752	1,583
Settlement loss	-	315	-
Net periodic benefit cost	$53,253	$46,299	$46,341

(a)	Includes net periodic benefit costs of approximately $2,332 for the year ended December 31, 2011, relating to AMC Networks employees, which are reflected as a component of discontinued operations in the Company's consolidated financial statements.

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2013	2012	2011	2013	2012

Discount rate	3.67%	4.32%	5.25%	4.56%	3.67%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%	3.50%
Expected rate of return on plan assets (Pension Plan only)	3.60%	3.76%	5.04%	N/A	N/A

The discount rate used by the Company in calculating the net periodic benefit cost for the Pension Plan and Excess Cash Balance Plan was determined based on the expected future benefit payments for the pension plans and from the Towers Watson U.S. Rate Link:  40-90 Discount Rate Model as of December 31, 2013 and December 31, 2012 and from the Buck Consultants' Discount Rate Model as of December 31, 2011.  Both models were developed by examining the yields on selected highly rated corporate bonds.

The Company's expected long-term return on Pension Plan assets is based on a periodic review and modeling of the plan's asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward looking economic outlook, and economic/financial market theory.  The expected long-term rate of returns were selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Pension Plan Assets and Investment Policy

The weighted average asset allocations of the Pension Plan at December 31, 2013 and 2012 were as follows:

	Plan Assets at December 31,
	2013	2012
Asset Class:

Fixed income securities	88%	93%
Cash equivalents and other	12	7
	100%	100%

The Pension Plan's investment objectives reflect an overall low risk tolerance to stock market volatility.  This strategy allows for the Pension Plan to invest in portfolios that would obtain a fixed rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Pension Plan.  This requires the Pension Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Pension Plan are readily marketable and can be sold to fund benefit payment obligations of the plan as they become payable.

Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee.  The investment consultant also takes into account the Pension Plan's liabilities when making investment allocation decisions.  These decisions are driven by asset/liability studies conducted by the external investment consultant who combine actuarial considerations and strategic investment advice.  The major categories of the Pension Plan assets are cash equivalents and bonds which are marked-to-market on a daily basis.  Due to the Pension Plan's significant holdings in long-term government and non-government securities, the Pension Plan's assets are subjected to interest rate risk; specifically, a rising interest rate environment.  However, these assets are structured in an asset/liability framework.  Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the Pension Plan thus creating a hedge against rising interest rates.  Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability.  In addition, a portion of the Pension Plan's bond portfolio is invested in foreign debt securities where there could be foreign currency risks associated with them, as well as in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Investments at Estimated Fair Value

The fair values of the assets of the Pension Plan at December 31, 2013 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Foreign issued corporate debt	$-	$26,998	$-	$26,998
U.S. corporate debt	-	75,068	-	75,068
Government debt	-	11,993	-	11,993
U.S. Treasury securities	-	121,895	-	121,895
Cash equivalents(a)	8,444	29,019	-	37,463
Total(b)	$8,444	$264,973	$-	$273,417

(a)	A significant portion represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.
(b)	Excludes net payables relating to the purchase of securities that were not settled as of December 31, 2013.

The fair values of the assets of the Pension Plan at December 31, 2012 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Foreign issued corporate debt	$-	$28,028	$-	$28,028
U.S. corporate debt	-	72,214	-	72,214
Government debt	-	18,215	-	18,215
U.S. Treasury securities	-	153,089	-	153,089
Other	-	75	-	75
Cash equivalents(a)	17,630	324	-	17,954
Total(b)	$17,630	$271,945	$-	$289,575

(a)	A significant portion represents investments in mutual funds that invest primarily in money market securities.
(b)	Excludes net receivables relating to the sale of securities that were not settled as of December 31, 2012.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2014	$27,494
2015	30,733
2016	33,508
2017	33,707
2018	32,708
2019-2023	149,440

Of the amounts expected to be paid in 2014, the Company has recorded approximately $2,500 as a current liability in its consolidated balance sheets at December 31, 2013, since this amount represents the aggregate benefit payment obligation payable in the next twelve months for the Company's nonqualified Excess Cash Balance Plan and CSC Supplemental Benefit Plan at December 31, 2013.

The Company currently expects to contribute approximately $68,000 to the Pension Plan in 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Defined Contribution Plans

The Company also maintains the Cablevision 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision 401(k) Savings Plan.  The cost associated with these plans was $26,757, $24,160 and $21,612 for the years ended December 31, 2013, 2012 and 2011, respectively.

Effective January 1, 2014, applicable employees of the Company will be eligible for an enhanced employer matching contribution, as well as a year-end employer discretionary contribution to the Cablevision 401(k) Savings Plan and the Cablevision Excess Savings Plan.

NOTE 14.	EQUITY AND LONG-TERM INCENTIVE PLANS

Cablevision's Equity Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by Cablevision's stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, Cablevision is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.  Cablevision may grant awards for up to 46,000,000 shares of CNYG Class A common stock (subject to certain adjustments).  Options (including performance based options) and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, are determined by the compensation committee of the Board of Directors and may be based upon performance criteria.

Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of CNYG Class A common stock (subject to certain adjustments) under this plan.  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision's stockholders, each non-employee director will receive a number of restricted stock units for the number of shares of common stock equal to $110 divided by the fair value of a share of CNYG Class A stock based on the closing price on the date of grant.  In 2013 and 2012, Cablevision granted its non-employee directors an aggregate of 71,200 and 99,190 restricted stock units, respectively, which vested on the date of grant.  Total non-employee director restricted stock units outstanding as of December 31, 2013 were 406,216.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Previously, Cablevision had an employee stock plan ("1996 Employee Stock Plan") under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a non-employee director stock plan ("1996 Non-Employee Director Stock Plan") under which it was authorized to grant options and restricted stock units.  The 1996 Employee Stock Plan expired in February 2006 and the 1996 Non-Employee Director Stock Plan expired in May 2006.  Outstanding options issued pursuant to these plans have expiration dates through 2015.

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options granted in 2012 are scheduled to vest over a two year period in 50% annual increments and expire 10 years from the date of grant.  Performance based restricted stock awards are subject to three year cliff vesting subject to achievement of performance criteria.  Cablevision does not have any stock appreciation rights outstanding at December 31, 2013.
Since share-based compensation expense is based on awards that are ultimately expected to vest, such compensation (which includes options, restricted stock, and stock appreciation rights) for the years ended December 31, 2013, 2012 and 2011 has been reduced for estimated forfeitures.  Forfeitures were estimated based primarily on historical experience.

The following table presents the share-based compensation expense (income) for continuing operations, including expenses related to AMC Networks and Madison Square Garden share-based awards held by Company employees, recognized by the Company as selling, general and administrative expense for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Stock options (including performance based options)	$17,560	$29,849	$3,931
Restricted shares	35,155	30,797	40,638
Share-based compensation related to equity classified awards	52,715	60,646	44,569

Stock appreciation rights	-	59	(341)
Total share-based compensation	$52,715	$60,705	$44,228

An income tax benefit of $21,682, $24,747 and $17,656 was recognized in continuing operations resulting from share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

Cablevision uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits.  Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to share-based compensation expense for such awards.  Cablevision realized an excess tax benefit of $1,280 for the year ended December 31, 2013 and did not realize excess tax benefit for the years ended December 31, 2012 and 2011.  CSC Holdings recorded an excess tax benefit of $46,164, $61,434 and $11,196 for the years ended December 31, 2013, 2012 and 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $18,120, $18,722 and $6,471, respectively.

Valuation Assumptions - Stock Options and Stock Appreciation Rights

Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules, or by using the simplified method (the average of the vesting period and option term), if applicable.  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.   For stock appreciation rights, the interest rate is based on interest yields for U.S. Treasury instruments in effect at the time of grant and at the end of each reporting period.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

In the first quarter of 2013, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  In the first quarter of 2012, Cablevision granted options that are scheduled to vest over a two year period in 50% annual increments based on the achievement of certain performance criteria and expire 10 years from the date of grant.  Cablevision calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision had not, in its recent history, granted options with performance criteria or with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the AMC Networks Distribution and the MSG Distribution, whereby Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair values of stock option awards granted in the first quarter of 2013 and 2012:

	2013	2012

Risk-free interest rate	1.25%	1.14%

Expected life (in years)	6.5	5.75

Dividend yield	3.86%	3.52%

Volatility	42.31%	43.20%

Grant date fair value	$3.96	$4.06

There were no stock options granted during 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2013:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2012	2,789,342	12,319,000	$13.05	7.88	$29,143
Granted	2,000,000	-	13.98
Exercised(b)	(274,863)	(1,279,575)	12.56
Forfeited/Expired	-	(400,300)	13.93

Balance, December 31, 2013	4,514,479	10,639,125	13.20	7.21	$71,823

Options exercisable at December 31, 2013	2,414,479	5,094,175	12.37	5.99	$41,743

Options expected to vest in the future	2,100,000	5,512,436	14.02	8.41	$29,950

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2013 or December 31, 2012, as indicated, and December 31, 2013 in the case of the options exercisable and options expected to vest in the future.
(b)	Includes 180,000 options that were exercised pursuant to a cashless exercise, of which approximately 143,000 stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options.

In addition, as of December 31, 2013, AMC Networks and Madison Square Garden employees held a total of 635,549 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision's common stock for the 15,689,153 options outstanding that were in-the-money (which includes 8,144,203 exercisable options) at December 31, 2013.  For the year ended December 31, 2013, the aggregate intrinsic value of options exercised under Cablevision's stock option plans was $7,927 determined as of the date of option exercise, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the year ended December 31, 2013:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2012	4,010,675	1,297,100	$17.52
Granted	2,703,460	584,000	14.03
Vested	(1,207,516)	(346,400)	17.63
Awards forfeited	(836,106)	-	15.76

Unvested award balance, December 31, 2013	4,670,513	1,534,700	15.89

During the year ended December 31, 2013, 2,073,066 Cablevision restricted shares issued to employees of the Company and AMC Networks vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 865,307 of these shares, with an aggregate value of $12,262, were surrendered to the Company.  During the year ended December 31, 2012, 4,128,407 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes 1,387,811 of these shares, with an aggregate value of $19,831 were surrendered to the Company.  These acquired shares have been classified as treasury stock.

As of December 31, 2013, there was $50,737 of total unrecognized compensation cost related to Cablevision's unvested options and restricted shares granted under Cablevision's stock plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.

Long-Term Incentive Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision's stockholders at its annual stockholders meeting in May 2006.

In connection with the long-term incentive awards outstanding, the Company has recorded expenses in continuing operations of $24,596, $10,167 and $2,908 for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, the Company had accrued $33,766 for performance based awards for which the performance criteria had not yet been met as of December 31, 2013 as such awards are based on achievement of certain performance criteria through December 31, 2015.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance based awards.  In 2011, the Company reversed and substantially reduced accruals related to awards with performance criteria through December 31, 2012 and 2013.  In 2012, the Company reversed the remaining accrual related to awards with performance criteria through 2013.

NOTE 15.	RELATED PARTY TRANSACTIONS

Cablevision is controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).  Members of the Dolan Family are also the controlling stockholders of both AMC Networks and Madison Square Garden.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In connection with the AMC Networks Distribution and the MSG Distribution, the Company entered into various agreements with AMC Networks and Madison Square Garden, including distribution agreements, tax disaffiliation agreements, transition services agreements, employee matters agreements and certain related party arrangements.  These agreements govern the Company's relationship with AMC Networks and Madison Square Garden subsequent to the AMC Networks Distribution and the MSG Distribution.  These agreements also include arrangements with respect to transition services and a number of on-going relationships.  The distribution agreements include agreements that the Company and AMC Networks and the Company and Madison Square Garden agree to provide each other with indemnities with respect to liabilities arising out of the businesses the Company transferred to AMC Networks and Madison Square Garden.

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2013	2012	2011(a)

Revenues, net	$2,483	$3,246	$2,741

Operating expenses:
Technical expenses, net of credits	$22,963	$22,751	$21,757

Selling, general and administrative expenses (credits):
General and administrative expense allocations	(1,458)	1,777	(4,797)
Health and welfare plan allocations	-	-	(9,719)
Risk management and general insurance allocations	-	-	(836)
Other	(407)	(454)	(1,901)
Selling, general and administrative expenses (credits), subtotal	(1,865)	1,323	(17,253)

Operating expenses, net	21,098	24,074	4,504
Net charges	$18,615	$20,828	$1,763

(a)	Amounts relating to AMC Networks for the period prior to the AMC Networks Distribution are eliminated in consolidation. Operating results of AMC Networks are reported in discontinued operations for all periods presented prior to the AMC Networks Distribution. Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution have been reclassified to continuing operations and are not reflected in the table above.

The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2013	2012	2011

Revenues, net	$3,103	$2,538	$2,455

Operating expenses:
Technical expenses, net of credits	$156,028	$158,622	$155,559

Selling, general and administrative expenses (credits):
General and administrative expense allocations	(2,282)	(2,755)	(3,170)
Other	7,133	5,046	3,429
Selling, general and administrative expenses, subtotal	4,851	2,291	259
Operating expenses, net	160,879	160,913	155,818

Net charges	$157,776	$158,375	$153,363

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Revenues, net

The Company recognizes revenue in connection with television advertisements and print advertising, as well as certain telecommunication services charged by its subsidiaries to AMC Networks and Madison Square Garden.

The Company and its subsidiaries, together with AMC Networks and Madison Square Garden, may enter into agreements with third parties in which the amounts paid/received by AMC Networks and Madison Square Garden, their subsidiaries, or the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Where subsidiaries of the Company have incurred a cost incremental to fair value and Madison Square Garden or AMC Networks have received a benefit incremental to fair value from these negotiations, the Company and its subsidiaries will charge Madison Square Garden or AMC Networks for the incremental amount.

Technical Expenses

Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services, as well as for AMC, WE tv, IFC and Sundance Channel on Cablevision's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

Selling, General and Administrative Expenses (Credits)

General and Administrative Expense Allocations

General and administrative costs, primarily costs of maintaining common support functions such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc., were allocated to AMC Networks through June 30, 2011.  Corporate overhead costs allocated to AMC Networks prior to July 1, 2011 that were not eliminated as a result of the AMC Networks Distribution have been reclassified to continuing operations and are not included in the table above.

Amounts included in the tables above represent allocations to Madison Square Garden and AMC Networks for services performed by the Company on their behalf, including transition services.  Amounts also include charges to the Company for services performed or paid by the affiliate on the Company's behalf.

Health and Welfare Plan Allocations

Employees of AMC Networks participated in health and welfare plans sponsored by the Company through December 31, 2011.  Health and welfare benefit costs have generally been charged to AMC Networks based upon the proportionate number of participants in the plans.

Risk Management and General Insurance Allocations

The Company provided AMC Networks with risk management and general insurance related services through the date of the AMC Networks Distribution.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Other

The Company, AMC Networks and Madison Square Garden routinely enter into transactions with each other in the ordinary course of business.  Such transactions may include, but are not limited to, sponsorship agreements and cross-promotion arrangements.

As the transactions discussed above are conducted between subsidiaries under common control, amounts charged for certain services may not represent amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.

Transactions with Other Affiliates

During 2013, 2012 and 2011, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these related parties are reimbursed to the Company.

Aggregate amounts due from and due to AMC Networks, Madison Square Garden and other affiliates at December 31, 2013 and 2012 are summarized below:

Cablevision	December 31,
	2013	2012

Amounts due from affiliates	$1,520	$5,339
Amounts due to affiliates	30,941	36,397

CSC Holdings	December 31,
	2013	2012

Amounts due from affiliates (principally Cablevision)	$115,538	$487,352
Amounts due to affiliates	30,887	33,311

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Commitments

Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2013 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations(a)	$6,435,102	$1,773,141	$3,018,602	$1,325,949	$317,410
Guarantees(b)	21,981	6,083	15,868	30	-
Letters of credit(c)	72,109	1,884	70,225	-	-
Total	$6,529,192	$1,781,108	$3,104,695	$1,325,979	$317,410

(a)	Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers and minimum purchase obligations to purchase goods or services. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming. Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2013 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

(b)	Includes franchise and performance surety bonds primarily for the Company's Cable segment. Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of shares of Comcast common stock. Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its $480,000 senior secured loan facility. Payments due by period for these arrangements represent the year in which the commitment expires.
(c)	Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Cable segment. Payments due by period for these arrangements represent the year in which the commitment expires.

At any time after the thirteenth anniversary of the closing (which occurred on July 29, 2008) of the Newsday acquisition and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC at the fair value of the interest at that time.  The table above does not include any future payments that would be required upon the exercise of this put right.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Wandel v. Cablevision Systems Corporation, et al.:  On February 24, 2012, a shareholder derivative complaint was filed in New York Supreme Court, Nassau County, purportedly on behalf of the nominal defendant Cablevision against all members of Cablevision's Board of Directors.  The complaint alleges, among other things, that the individual defendants violated the fiduciary duties they owe to Cablevision by allegedly causing or allowing the Company to issue materially false and misleading statements regarding (i) the Company's customer retention and advertising costs; and (ii) the Company's loss of video customers, especially in the New York area.  The complaint seeks unspecified monetary damages, restitution, attorneys' fees, and equitable relief.  In 2012, the parties entered into a stipulation staying discovery until the U.S. District Court in the Livingston matter (above) ruled on any motion to dismiss, and relieving defendants of the obligation to answer or otherwise respond to the complaint until plaintiff filed an amended complaint.  Pursuant to the stipulation of the parties, plaintiff had 30 days from the date of the decision in Livingston (above) to file an amended complaint.  No amended complaint has been filed.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings in New York Supreme Court.  The lawsuit raises compensation-related claims (seeking approximately $11,000) related to events in 2005.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision.  Based on the Company's assessment of this possible loss contingency, no provision has been made for this matter in the accompanying consolidated financial statements.

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

The Company classifies its operations into three reportable segments: (1) Cable, (2) Lightpath, and (3) Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, (iv) MSG Varsity, and (v) certain other businesses and unallocated corporate costs.  Previously, the operations of Cable and Lightpath were aggregated and represented the Telecommunications Services segment.  These operations have been reclassified to separate segments for all periods presented.

The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow ("AOCF") (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure.  The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure.

	Years Ended December 31,
	2013	2012	2011
Revenues, net from continuing operations
Cable	$5,576,011	$5,479,108	$5,516,548
Lightpath	332,609	323,776	310,976
Other	362,020	369,290	376,394
Inter-segment eliminations(a)	(38,488)	(40,499)	(41,310)
	$6,232,152	$6,131,675	$6,162,608

Inter-segment revenues
Cable	$1,788	$1,728	$1,391
Lightpath	18,014	19,794	20,195
Other	18,686	18,977	19,724
	$38,488	$40,499	$41,310

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Adjusted operating cash flow (deficit) from continuing operations
Cable	$1,739,529	$1,798,041	$2,215,243
Lightpath	146,208	135,409	135,038
Other	(201,101)	(196,692)	(195,484)
	$1,684,636	$1,736,758	$2,154,797

Depreciation and amortization (including impairments) included in continuing operations
Cable(b)	$(743,431)	$(742,681)	$(697,553)
Lightpath(b)	(82,208)	(87,768)	(81,793)
Other(c)	(83,508)	(77,326)	(67,187)
	$(909,147)	$(907,775)	$(846,533)

Share-based compensation expense included in continuing operations
Cable	$(32,353)	$(38,357)	$(27,380)
Lightpath	(6,757)	(7,188)	(4,145)
Other	(13,605)	(15,160)	(12,703)
	$(52,715)	$(60,705)	$(44,228)

Restructuring credits (expense) included in continuing operations
Cable	$(11,283)	$-	$-
Lightpath	(1,558)	-	-
Other	(10,709)	770	(6,311)
	$(23,550)	$770	$(6,311)

Operating income (loss) from continuing operations
Cable	$952,462	$1,017,003	$1,490,310
Lightpath	55,685	40,453	49,100
Other	(308,923)	(288,408)	(281,685)
	$699,224	$769,048	$1,257,725

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services and voice services to the Company's Cable segment.
(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.
(c)	The 2013 amount includes a reduction of depreciation expense related to prior years of $10,690.

For the years ended December 31, 2013, 2012 and 2011, Cable segment revenue was derived from the following sources:

	Years Ended December 31,
	2013	2012	2011

Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$3,149,702	$3,166,486	$3,260,983
High-speed data	1,342,627	1,222,266	1,203,821
Voice	841,048	841,701	819,394
Advertising	147,875	151,847	138,415
Other (including installation, advertising sales commissions, home shopping, and other products)	94,759	96,808	93,935
	$5,576,011	$5,479,108	$5,516,548

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Years Ended December 31,
	2013	2012	2011

Operating income for reportable segments	$699,224	$769,048	$1,257,725

Items excluded from operating income (loss):
CSC Holdings interest expense	(374,430)	(466,776)	(503,285)
CSC Holdings interest income	423	914	821
CSC Holdings intercompany interest income	58,435	59,079	59,079
Gain on sale of affiliate interests	-	716	683
Gain on investments, net	313,167	294,235	37,384
Gain (loss) on equity derivative contracts, net	(198,688)	(211,335)	1,454
Loss on interest rate swap contracts, net	-	(1,828)	(7,973)
Loss on extinguishment of debt and write-off of deferred financing costs	(23,144)	(66,213)	(92,692)
Miscellaneous, net	2,436	1,770	1,265
CSC Holdings income from continuing operations before income taxes	477,423	379,610	754,461
Cablevision interest expense	(226,672)	(194,276)	(183,518)
Intercompany interest expense	(58,435)	(59,079)	(59,079)
Cablevision interest income	42	64	15
Loss on extinguishment of debt and write-off of deferred financing costs, net	602	-	-
Cablevision income from continuing operations before income taxes	$192,960	$126,319	$511,879

The following table summarizes the Company's capital expenditures by reportable segment for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Capital Expenditures
Cable	$806,678	$850,061	$568,458
Lightpath	111,830	93,460	106,163
Other	33,171	48,065	51,255
	$951,679	$991,586	$725,876

All revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 18.	INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2013 and 2012:

	Cablevision
2013:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total 2013

Revenues, net	$1,511,228	$1,569,619	$1,567,837	$1,583,468	$6,232,152
Operating expenses	(1,403,841)	(1,371,856)	(1,342,410)	(1,414,821)	(5,532,928)
Operating income	$107,387	$197,763	$225,427	$168,647	$699,224

Income (loss) from continuing operations	$(7,133)	$28,222	$59,748	$46,488	$127,325
Income (loss) from discontinued operations, net of income taxes	(9,265)	107,495	235,286	4,800	338,316
Net income (loss)	(16,398)	135,717	295,034	51,288	465,641
Net loss (income) attributable to noncontrolling interests	257	(358)	(433)	554	20
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(16,141)	$135,359	$294,601	$51,842	$465,661

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders(a):
Income (loss) from continuing operations	$(0.03)	$0.11	$0.23	$0.18	$0.49
Income (loss) from discontinued operations	$(0.04)	$0.41	$0.90	$0.02	$1.30
Net income (loss)	$(0.06)	$0.52	$1.13	$0.20	$1.79

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders(a):
Income (loss) from continuing operations	$(0.03)	$0.11	$0.22	$0.18	$0.48
Income (loss) from discontinued operations	$(0.04)	$0.41	$0.88	$0.02	$1.27
Net income (loss)	$(0.06)	$0.51	$1.10	$0.19	$1.75

Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$(6,876)	$27,864	$59,315	$47,042	$127,345
Income (loss) from discontinued operations, net of income taxes	(9,265)	107,495	235,286	4,800	338,316
Net income (loss)	$(16,141)	$135,359	$294,601	$51,842	$465,661

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Cablevision
2012:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total 2012

Revenues, net	$1,520,430	$1,556,618	$1,539,515	$1,515,112	$6,131,675
Operating expenses	(1,268,152)	(1,288,430)	(1,321,852)	(1,484,193)	(5,362,627)
Operating income	$252,278	$268,188	$217,663	$30,919	$769,048

Income (loss) from continuing operations	$67,241	$77,239	$3,712	$(73,867)	$74,325
Income (loss) from discontinued operations, net of income taxes	(10,137)	(13,450)	(7,576)	190,451	159,288
Net income (loss)	57,104	63,789	(3,864)	116,584	233,613
Net loss (income) attributable to noncontrolling interests	143	(260)	73	(46)	(90)
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$57,247	$63,529	$(3,791)	$116,538	$233,523

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders(a):
Income (loss) from continuing operations	$0.25	$0.29	$0.01	$(0.29)	$0.28
Income (loss) from discontinued operations	$(0.04)	$(0.05)	$(0.03)	$0.74	$0.61
Net income (loss)	$0.21	$0.24	$(0.01)	$0.45	$0.89

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders(a):
Income (loss) from continuing operations	$0.25	$0.29	$0.01	$(0.29)	$0.28
Income (loss) from discontinued operations	$(0.04)	$(0.05)	$(0.03)	$0.74	$0.60
Net income (loss)	$0.21	$0.24	$(0.01)	$0.45	$0.87

Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$67,384	$76,979	$3,785	$(73,913)	$74,235
Income (loss) from discontinued operations, net of income taxes	(10,137)	(13,450)	(7,576)	190,451	159,288
Net income (loss)	$57,247	$63,529	$(3,791)	$116,538	$233,523

(a)	Since Cablevision generated a loss from continuing operations for the three months ended March 31, 2013 and for the three months ended December 31, 2012, the outstanding common stock equivalents were excluded from the computation of net loss per share for the respective periods as the impact would be anti-dilutive.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	CSC Holdings
2013:	March 31,	June 30,	September 30,	December 31,	Total
	2013	2013	2013	2013	2013

Revenues, net	$1,511,228	$1,569,619	$1,567,837	$1,583,468	$6,232,152
Operating expenses	(1,403,841)	(1,371,856)	(1,342,410)	(1,414,821)	(5,532,928)
Operating income	$107,387	$197,763	$225,427	$168,647	$699,224

Income from continuing operations	$33,955	$70,049	$98,051	$87,289	$289,344
Income (loss) from discontinued operations, net of income taxes	(9,265)	106,492	235,682	(2,198)	330,711
Net income	24,690	176,541	333,733	85,091	620,055
Net loss (income) attributable to noncontrolling interests	257	(358)	(433)	554	20
Net income attributable to CSC Holdings, LLC sole member	$24,947	$176,183	$333,300	$85,645	$620,075

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$34,212	$69,691	$97,618	$87,843	$289,364
Income (loss) from discontinued operations, net of income taxes	(9,265)	106,492	235,682	(2,198)	330,711
Net income	$24,947	$176,183	$333,300	$85,645	$620,075

	CSC Holdings
2012:	March 31,	June 30,	September 30,	December 31,	Total
	2012	2012	2012	2012	2012

Revenues, net	$1,520,430	$1,556,618	$1,539,515	$1,515,112	$6,131,675
Operating expenses	(1,268,152)	(1,288,430)	(1,321,852)	(1,484,193)	(5,362,627)
Operating income	$252,278	$268,188	$217,663	$30,919	$769,048

Income (loss) from continuing operations	$101,689	$112,835	$41,997	$(29,458)	$227,063
Income (loss) from discontinued operations, net of income taxes	(10,137)	(13,450)	(7,576)	190,451	159,288
Net income	91,552	99,385	34,421	160,993	386,351
Net loss (income) attributable to noncontrolling interests	143	(260)	73	(46)	(90)
Net income attributable to CSC Holdings, LLC sole member	$91,695	$99,125	$34,494	$160,947	$386,261

Amounts attributable to CSC Holdings, LLC sole member:
Income (loss) from continuing operations, net of income taxes	$101,832	$112,575	$42,070	$(29,504)	$226,973
Income (loss) from discontinued operations, net of income taxes	(10,137)	(13,450)	(7,576)	190,451	159,288
Net income	$91,695	$99,125	$34,494	$160,947	$386,261

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 19.	OTHER MATTERS

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in our service area, resulting in widespread power outages and service disruptions for almost 60% of the Cable segment's customers, as well as damage to certain portions of the Company's cable network.

The following table summarizes service outage credits which reduced revenues, net, incremental costs, depreciation and capital expenditures related to Superstorm Sandy for the year ended December 31, 2012 for our Cable segment:

Revenues, net	$33,156

Operating expenses:
Technical and operating expenses	57,252
Selling, general and administrative expenses	15,118

Impact to AOCF	105,526

Depreciation	1,462

Impact to operating income	$106,988

Capital expenditures	$5,639

Revenues, net

Following the storm, the Company offered a credit to all customers who were without service (including cases where the loss of service was due to a loss of electric power) and who contacted the Company to request a credit.  The Company recorded a reduction to revenue of approximately $33,156, which primarily relates to these customer credits for service outages in 2012 (including credits the Company expected to issue to customers who had yet to contact the Company as of December 31, 2012).

Technical and Operating Expenses

For the year ended December 31, 2012, technical and operating expenses incurred as a result of Superstorm Sandy included salaries resulting from incremental overtime and premium pay, payroll taxes and benefits of approximately $26,683, repairs and maintenance costs of approximately $40,883, and other costs of $2,266, partially offset by a reduction of programming and other costs of approximately $12,580.  For the year ended December 31, 2013, the Cable segment incurred expenses of $7,484 which represented primarily repairs and maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses incurred as a result of Superstorm Sandy included primarily salaries resulting from incremental overtime and premium pay, payroll taxes and benefits of approximately $13,536 and other costs of approximately $1,582.

Depreciation

Depreciation included charges related to assets that were damaged beyond repair as a result of Superstorm Sandy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Capital Expenditures

Capital expenditures of $5,639 related to Superstorm Sandy included replacement of various segments of the Company's network and the purchase of equipment necessary to expedite restoration of service.

The table above summarizes incremental costs and service outage credits and therefore does not include various other negative financial impacts to the Company's business resulting from Superstorm Sandy, including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancelations.

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  In May 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500,000 of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1,500,000 of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' revolving loan facility, which would be distributed to Cablevision.

During the year ended December 31, 2013, Cablevision did not repurchase any shares of CNYG Class A common stock.  Since inception through December 31, 2013, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of December 31, 2013, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.

NOTE 20.	SUBSEQUENT EVENTS

On February 25, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 14, 2014.