Form 10-Q
period 2014-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2014-05-08
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of May 2, 2014:

Cablevision NY Group Class A Common Stock -	216,458,623
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2014 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current Assets:

Cash and cash equivalents	$768,122	$702,224
Restricted cash	250	250
Accounts receivable, trade (less allowance for doubtful accounts of $13,813 and $14,614)	253,127	283,079
Prepaid expenses and other current assets	155,435	158,183
Amounts due from affiliates	2,544	1,520
Deferred tax asset	138,576	159,824
Investment securities pledged as collateral	400,491	419,354
Total current assets	1,718,545	1,724,434

Property, plant and equipment, net of accumulated depreciation of $9,457,664 and $9,264,848	2,939,974	2,978,353
Other receivables	1,476	1,683
Investment securities pledged as collateral	673,819	696,730
Derivative contracts	6,836	3,385
Other assets	52,414	29,184
Amortizable intangible assets, net of accumulated amortization of $80,211 and $78,047	47,924	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $46,650 and $42,602	97,899	103,367
	$6,542,875	$6,591,076

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$412,698	$422,929
Accrued liabilities	490,824	500,925
Amounts due to affiliates	31,742	30,941
Deferred revenue	51,105	47,229
Liabilities under derivative contracts	90,687	99,577
Credit facility debt	59,444	47,463
Collateralized indebtedness	271,158	248,388
Capital lease obligations	15,686	12,025
Notes payable	13,441	3,744
Senior notes	-	27,831
Total current liabilities	1,436,785	1,441,052

Deferred revenue	5,139	5,235
Liabilities under derivative contracts	21,062	47,370
Other liabilities	315,844	381,830
Deferred tax liability	569,187	570,056
Credit facility debt	3,701,230	3,718,682
Collateralized indebtedness	546,792	569,562
Capital lease obligations	26,468	19,265
Notes payable	19,547	1,590
Senior notes and debentures	5,111,742	5,110,684
Total liabilities	11,753,796	11,865,326

Commitments and contingencies

Redeemable noncontrolling interests	9,850	9,294

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 295,989,345 and 292,489,017 shares issued and 216,363,821 and 213,598,590 shares outstanding	2,960	2,925
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	869,791	885,601
Accumulated deficit	(4,456,536)	(4,546,299)
	(3,583,244)	(3,657,232)
Treasury stock, at cost (79,625,524 and 78,890,427 CNYG Class A common shares)	(1,590,924)	(1,584,404)
Accumulated other comprehensive loss	(47,518)	(42,694)
Total stockholders' deficiency	(5,221,686)	(5,284,330)
Noncontrolling interest	915	786
Total deficiency	(5,220,771)	(5,283,544)
	$6,542,875	$6,591,076

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	2014	2013

Revenues, net (including revenues, net from affiliates of $1,324 and $1,144, respectively) (see Note 15)	$1,575,586	$1,511,228

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,068 and $46,121, respectively) (see Note 15)	772,983	788,041
Selling, general and administrative (including net charges from affiliates of $1,302 and $806, respectively) (see Note 15)	380,220	391,236
Restructuring expense (credits)	1,015	(365)
Depreciation and amortization (including impairments)	214,285	224,929
	1,368,503	1,403,841

Operating income	207,083	107,387

Other income (expense):
Interest expense, net	(140,882)	(153,284)
Gain (loss) on investments, net	(41,775)	99,458
Gain (loss) on equity derivative contracts, net	38,649	(71,716)
Write-off of deferred financing costs, net of gain on extinguishment of debt	(611)	-
Miscellaneous, net	731	379
	(143,888)	(125,163)
Income (loss) from continuing operations before income taxes	63,195	(17,776)
Income tax benefit	26,939	10,643
Income (loss) from continuing operations	90,134	(7,133)
Loss from discontinued operations, net of income taxes	(434)	(9,265)
Net income (loss)	89,700	(16,398)
Net loss attributable to noncontrolling interests	63	257
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$89,763	$(16,141)

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$0.34	$(0.03)

Loss from discontinued operations	$-	$(0.04)

Net income (loss)	$0.34	$(0.06)

Basic weighted average common shares (in thousands)	262,328	259,500

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$0.34	$(0.03)

Loss from discontinued operations	$-	$(0.04)

Net income (loss)	$0.33	$(0.06)

Diluted weighted average common shares (in thousands)	268,224	259,500

Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$90,197	$(6,876)
Loss from discontinued operations, net of income taxes	(434)	(9,265)
Net income (loss)	$89,763	$(16,141)
Cash dividends declared per share of common stock	$0.15	$0.15

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net income (loss)	$89,700	$(16,398)

Other comprehensive income (loss), net of tax:
Defined benefit pension plans and postretirement plans:
Unrecognized loss due to remeasurement	(6,244)	-
Amortization of actuarial losses, net included in net periodic benefit cost	330	210
Settlement loss included in net periodic benefit cost	1,090	-
Comprehensive income (loss)	84,876	(16,188)
Comprehensive loss attributable to noncontrolling interests	63	257
Comprehensive income (loss) attributable to Cablevision Systems Corporation stockholders	$84,939	$(15,931)

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$90,134	$(7,133)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	214,285	224,929
Loss (gain) on investments, net	41,775	(99,458)
Loss (gain) on equity derivative contracts, net	(38,649)	71,716
Write-off of deferred financing costs, net of gain on extinguishment of debt	611	-
Amortization of deferred financing costs and discounts on indebtedness	5,677	6,612
Share-based compensation expense related to equity classified awards	11,906	16,016
Deferred income taxes	23,227	(7,286)
Provision for doubtful accounts	8,361	15,678
Excess tax benefit related to share-based awards	(488)	-
Changes in other assets and liabilities	(73,157)	(31,674)
Net cash provided by operating activities	283,682	189,400

Cash flows from investing activities:
Capital expenditures	(186,075)	(237,340)
Proceeds (payments) related to sale of equipment, including costs of disposal	2,294	(63)
Increase in other investments	(292)	-
Additions to other intangible assets	(588)	(548)
Net cash used in investing activities	(184,661)	(237,951)

Cash flows from financing activities:
Repayment of credit facility debt	(5,875)	(31,780)
Repayment of notes payable	(1,736)	-
Repurchase of senior notes, including fees	(27,173)	-
Proceeds from collateralized indebtedness	-	103,226
Repayment of collateralized indebtedness and related derivative contracts	-	(91,426)
Proceeds from stock option exercises	12,613	1,212
Dividend distributions to common stockholders	(1,548)	(3,074)
Principal payments on capital lease obligations	(3,236)	(4,735)
Deemed repurchases of restricted stock	(6,516)	(11,384)
Excess tax benefit related to share-based awards	488	-
Net cash used in financing activities	(32,983)	(37,961)

Net increase (decrease) in cash and cash equivalents from continuing operations	66,038	(86,512)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(177)	51,331
Net cash provided by (used in) investing activities	37	(13,024)
Net cash used in financing activities	-	(36,913)
Effect of change in cash related to discontinued operations	-	(3,487)
Net decrease in cash and cash equivalents from discontinued operations	(140)	(2,093)

Cash and cash equivalents at beginning of year	702,224	332,610

Cash and cash equivalents at end of period	$768,122	$244,005

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current Assets:

Cash and cash equivalents	$728,980	$651,058
Restricted cash	250	250
Accounts receivable, trade (less allowance for doubtful accounts of $13,813 and $14,614)	253,127	283,079
Prepaid expenses and other current assets	152,706	154,626
Amounts due from affiliates (primarily due from Cablevision)	74,372	115,538
Investment securities pledged as collateral	400,491	419,354
Total current assets	1,609,926	1,623,905

Property, plant and equipment, net of accumulated depreciation of $9,457,664 and $9,264,848	2,939,974	2,978,353
Other receivables	1,476	1,683
Investment securities pledged as collateral	673,819	696,730
Derivative contracts	6,836	3,385
Other assets	52,414	29,184
Amortizable intangible assets, net of accumulated amortization of $80,211 and $78,047	47,924	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $25,970 and $23,376	58,773	61,367
	$6,395,130	$6,448,547

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except membership unit amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$412,698	$422,929
Accrued liabilities	396,615	443,550
Amounts due to affiliates	31,742	30,887
Deferred tax liability	53,704	60,582
Deferred revenue	51,105	47,229
Liabilities under derivative contracts	90,687	99,577
Credit facility debt	59,444	47,463
Collateralized indebtedness	271,158	248,388
Capital lease obligations	15,686	12,025
Notes payable	13,441	3,744
Total current liabilities	1,396,280	1,416,374

Deferred revenue	5,139	5,235
Liabilities under derivative contracts	21,062	47,370
Other liabilities	313,483	377,221
Deferred tax liability	617,042	617,837
Credit facility debt	3,701,230	3,718,682
Collateralized indebtedness	546,792	569,562
Capital lease obligations	26,468	19,265
Notes payable	19,547	1,590
Senior notes and debentures	2,310,062	2,309,403
Total liabilities	8,957,105	9,082,539

Commitments and contingencies

Redeemable noncontrolling interests	9,850	9,294

Member's Deficiency:
Accumulated deficit	(2,356,689)	(2,486,073)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	442,922	496,150
	(2,525,222)	(2,601,378)
Accumulated other comprehensive loss	(47,518)	(42,694)
Total member's deficiency	(2,572,740)	(2,644,072)
Noncontrolling interest	915	786
Total deficiency	(2,571,825)	(2,643,286)
	$6,395,130	$6,448,547

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Revenues, net (including revenues, net from affiliates of $1,324 and $1,144, respectively) (see Note 15)	$1,575,586	$1,511,228

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,068 and $46,121, respectively) (see Note 15)	772,983	788,041
Selling, general and administrative (including net charges from affiliates of $1,302 and $806, respectively) (see Note 15)	380,220	391,236
Restructuring expense (credits)	1,015	(365)
Depreciation and amortization (including impairments)	214,285	224,929
	1,368,503	1,403,841

Operating income	207,083	107,387

Other income (expense):
Interest expense	(85,220)	(96,564)
Interest income	12,085	14,857
Gain (loss) on investments, net	(41,775)	99,458
Gain (loss) on equity derivative contracts, net	38,649	(71,716)
Miscellaneous, net	731	379
	(75,530)	(53,586)
Income from continuing operations before income taxes	131,553	53,801
Income tax expense	(1,798)	(19,846)
Income from continuing operations	129,755	33,955
Loss from discontinued operations, net of income taxes	(434)	(9,265)
Net income	129,321	24,690
Net loss attributable to noncontrolling interests	63	257
Net income attributable to CSC Holdings, LLC's sole member	$129,384	$24,947

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$129,818	$34,212
Loss from discontinued operations, net of income taxes	(434)	(9,265)
Net income	$129,384	$24,947

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net income	$129,321	$24,690

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Unrecognized loss due to remeasurement	(6,244)	-
Amortization of actuarial losses, net included in net periodic benefit cost	330	210
Settlement loss included in net periodic benefit cost	1,090	-
Comprehensive income	124,497	24,900
Comprehensive loss attributable to noncontrolling interests	63	257
Comprehensive income attributable to CSC Holdings, LLC's sole member	$124,560	$25,157

See accompanying combined notes to condensed consolidated financial statements

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Income from continuing operations	$129,755	$33,955
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	214,285	224,929
Loss (gain) on investments, net	41,775	(99,458)
Loss (gain) on equity derivative contracts, net	(38,649)	71,716
Amortization of deferred financing costs and discounts on indebtedness	3,672	4,740
Share-based compensation expense related to equity classified awards	11,906	16,016
Deferred income taxes	(4,325)	17,334
Provision for doubtful accounts	8,361	15,678
Excess tax benefit related to share-based awards	(1,703)	(1,012)
Changes in other assets and liabilities	(27,062)	(42,322)
Net cash provided by operating activities	338,015	241,576

Cash flows from investing activities:
Capital expenditures	(186,075)	(237,340)
Proceeds (payments) related to sale of equipment, including costs of disposal	2,294	(63)
Increase in other investments	(292)	-
Additions to other intangible assets	(588)	(548)
Net cash used in investing activities	(184,661)	(237,951)

Cash flows from financing activities:
Repayment of credit facility debt	(5,875)	(31,780)
Repayment of notes payable	(1,736)	-
Proceeds from collateralized indebtedness	-	103,226
Repayment of collateralized indebtedness and related derivative contracts	-	(91,426)
Distributions to Cablevision	(66,148)	(74,875)
Principal payments on capital lease obligations	(3,236)	(4,735)
Excess tax benefit related to share-based awards	1,703	1,012
Net cash used in financing activities	(75,292)	(98,578)

Net increase (decrease) in cash and cash equivalents from continuing operations	78,062	(94,953)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(177)	51,331
Net cash provided by (used in) investing activities	37	(13,024)
Net cash used in financing activities	-	(36,913)
Effect of change in cash related to discontinued operations	-	(3,487)
Net decrease in cash and cash equivalents from discontinued operations	(140)	(2,093)

Cash and cash equivalents at beginning of year	651,058	256,744

Cash and cash equivalents at end of period	$728,980	$159,698

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide Ethernet-based data, Internet, voice and video transport and managed services to the business market, and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments: (1) Cable, consisting principally of its video, high-speed data, and Voice over Internet Protocol ("VoIP") operations, (2) Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") pursuant to the asset purchase agreement entered into in April 2013 (the "Clearview Sale").  On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") pursuant to the purchase agreement entered into in February 2013 (the "Bresnan Sale").

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

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations of CSC Holdings, with the following significant exceptions: Cablevision has $2,801,680 of senior notes outstanding at March 31, 2014 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

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

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2014.

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

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU No. 2013-11 eliminates the current diversity in practice in the presentation of unrecognized tax benefits either where an entity may present unrecognized tax benefits as a liability or by presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances.  ASU No. 2013-11 was adopted by the Company on January 1, 2014.  ASU No. 2013-11 did not have any impact on the Company's condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 3.	DIVIDENDS

On February 25, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2014 to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock as of March 14, 2014.

In March 2014, Cablevision paid accrued dividends on vested restricted shares of $1,548.  In addition, as of March 31, 2014, up to approximately $5,448 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the three months ended March 31, 2014, CSC Holdings made equity distribution cash payments to Cablevision aggregating $66,148.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income (loss) per common share attributable to Cablevision stockholders is computed by dividing net income (loss) attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including options held by AMC Networks, Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden") employees) and restricted stock.

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Cablevision stockholders:

For the Three Months Ended March 31, 2014
(in thousands)

Basic weighted average shares outstanding	262,328

Effect of dilution:
Stock options	3,404
Restricted stock awards	2,492
Diluted weighted average shares outstanding	268,224

For the three months ended March 31, 2014, approximately 722,000 anti-dilutive shares have been excluded from diluted weighted average shares outstanding.  Approximately 1,872,000 restricted shares for the three months ended March 31, 2014 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.

Since Cablevision generated a loss from continuing operations for the three months ended March 31, 2013, the outstanding common stock equivalents during this period were excluded from the computation of diluted net loss per share attributable to Cablevision stockholders, as the impact would have been anti-dilutive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2014 and 2013, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $42,838 and $38,608, respectively.

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

During the three months ended March 31, 2014 and 2013, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2014	2013
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$14,100	$11,331
Property and equipment accrued but unpaid	41,236	38,470
Notes payable to vendors	34,318	-
Intangible asset obligations	54	3,432

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	938	1,050
Dividends payable on CNYG Class A and CNYG Class B shares	39,502	39,059

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	150,436	155,560
Income taxes paid (refunded), net	(719)	5,754

Continuing Operations - CSC Holdings:
Cash interest paid	91,682	96,183
Income taxes paid (refunded), net	(719)	5,754

Discontinued Operations - Cablevision and CSC Holdings:
Cash interest paid	-	3,274

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 7.	DISCONTINUED OPERATIONS

In connection with the Bresnan Sale and Clearview Sale discussed above, the operating results of Bresnan Cable (previously included in the Company's Cable segment) and Clearview Cinemas (previously included in the Company's Other segment) have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.

Operating results of discontinued operations for the three months ended March 31, 2014 and 2013 are summarized below:

	Three Months Ended March 31, 2014
	Bresnan Cable(a)	Clearview Cinemas	Total

Revenues, net	$-	$-	$-

Loss before income taxes	$(666)	$(69)	$(735)
Income tax benefit	273	28	301

Loss from discontinued operations, net of income taxes	$(393)	$(41)	$(434)

	Three Months Ended March 31, 2013
	Bresnan Cable	Clearview Cinemas(b)	Other	Total

Revenues, net	$130,282	$12,439	$-	$142,721

Income (loss) before income taxes	$776	$(16,095)	$(314)	$(15,633)
Income tax benefit (expense)	(339)	6,578	129	6,368

Income (loss) from discontinued operations, net of income taxes	$437	$(9,517)	$(185)	$(9,265)

(a)	The loss primarily represents working capital adjustments relating to the Bresnan Sale.
(b)	As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero. The Company determined the fair value of the Clearview business, which was a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.

NOTE 8.	DEBT

Repurchases of Cablevision Senior Notes

In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5.875% Senior Notes due 2022.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $658, net of fees and wrote-off approximately $1,269 of unamortized deferred financing costs associated with these notes.  These notes were classified as a current liability on Cablevision's balance sheet at December 31, 2013.

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

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at March 31, 2014	Fair Value at December 31, 2013	Fair Value at March 31, 2014	Fair Value at December 31, 2013

Prepaid forward contracts	Current derivative contracts	$-	$-	$90,687	$99,577

Prepaid forward contracts	Long-term derivative contracts	6,836	3,385	21,062	47,370

Total derivative contracts		$6,836	$3,385	$111,749	$146,947

These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain of $38,649 and loss of $(71,716), respectively, for the three months ended March 31, 2014 and 2013 has been reflected in gain (loss) on equity derivative contracts, net in the accompanying condensed consolidated statements of operations.

Settlements of Collateralized Indebtedness

In April 2014, the Company settled collateralized indebtedness relating to 2,732,184 shares of stock of Comcast Corporation by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast Corporation shares.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of March 31, 2014 reflect the reclassification of $136,664 of investment securities pledged as collateral from a current asset to a long-term asset and $80,457 of collateralized indebtedness from a current liability to a long-term liability.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

At March 31, 2014:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$657,088	$-	$-	$657,088
Investment securities	134	-	-	134
Investment securities pledged as collateral	1,074,310	-	-	1,074,310
Prepaid forward contracts	-	6,836	-	6,836

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	111,749	-	111,749

At December 31, 2013:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$608,225	$-	$-	$608,225
Investment securities	138	-	-	138
Investment securities pledged as collateral	1,116,084	-	-	1,116,084
Prepaid forward contracts	-	3,385	-	3,385

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	146,947	-	146,947

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

The Company's assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived cable television franchises, trademarks, other indefinite-lived intangible assets and goodwill.  During the quarter ended March 31, 2014, the Company performed its annual impairment test of goodwill, indefinite-lived cable television franchises, trademarks and other indefinite-lived intangible assets and there were no impairment charges recorded.

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
(Unaudited)

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:

Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures and Notes Payable

The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.  The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost.

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		March 31, 2014
CSC Holdings notes receivable:	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value

Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$611,455	$704,923

Debt instruments:
Credit facility debt(b)	Level II	$3,760,674	$3,770,885
Collateralized indebtedness	Level II	817,950	805,436
Senior notes and debentures	Level II	2,310,062	2,673,820
Notes payable	Level II	32,988	32,482
CSC Holdings total debt instruments		6,921,674	7,282,623

Cablevision senior notes	Level II	2,801,680	3,180,163
Cablevision total debt instruments		$9,723,354	$10,462,786

		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$611,455	$682,887

Debt instruments:
Credit facility debt(b)	Level II	$3,766,145	$3,776,760
Collateralized indebtedness	Level II	817,950	809,105
Senior notes and debentures	Level II	2,309,403	2,608,885
Notes payable	Level II	5,334	5,334
CSC Holdings total debt instruments		6,898,832	7,200,084

Cablevision senior notes	Level II	2,829,112	3,101,373
Cablevision total debt instruments		$9,727,944	$10,301,457

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.

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

In January 2014, the IRS informed the Company that the consolidated federal income tax returns for 2009 and 2010 are no longer under examination.  Accordingly, in the first quarter of 2014, the Company recorded an income tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position from 2009.  The statute of limitations with regard to 2009 expired on March 31, 2014.

Cablevision

Cablevision recorded income tax benefit of $26,939 attributable to continuing operations for the three months ended March 31, 2014, reflecting a negative effective tax rate of 43%.  The income tax benefit for the three months ended March 31, 2014 included a tax benefit of $53,132 from the reversal of an uncertain tax position liability.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, Cablevision recorded tax benefit of $2,632 relating to the remeasurement of deferred taxes.  Cablevision recorded tax expense of $958 for the three months ended March 31, 2014 resulting from a lower state tax rate on unrealized investment losses.  Absent these items, the effective tax rate for the three months ended March 31, 2014 would have been 44%.

Cablevision recorded income tax benefit of $10,643 attributable to continuing operations for the three months ended March 31, 2013, reflecting an effective tax rate of 60%.  The income tax benefit for the three months ended March 31, 2013 included tax benefit of $2,250 for an increase in research credits and tax benefit of $956 resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three months ended March 31, 2013 would have been 42%.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of March 31, 2014 was approximately $848,000.

CSC Holdings

CSC Holdings recorded income tax expense of $1,798 attributable to continuing operations for the three months ended March 31, 2014, reflecting an effective tax rate of 1%.  Income tax expense for the three months ended March 31, 2014 included tax benefit of $53,132 from the reversal of an uncertain tax position liability.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, CSC Holdings recorded tax benefit of $1,765 relating to the remeasurement of deferred taxes.  CSC Holdings recorded tax expense of $958 for the three months ended March 31, 2014 resulting from a lower state tax rate on unrealized investment losses.  Absent these items, the effective tax rate for the three months ended March 31, 2014 would have been 42%.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings recorded income tax expense of $19,846 for the three months ended March 31, 2013, reflecting an effective tax rate of 37%.  Income tax expense for the three months ended March 31, 2013 included tax benefit of $2,250 due to an increase in research credits.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2013 would have been 41%.

NOTE 12.	EQUITY PLANS

Cablevision's Equity Plans

Stock Option Award Activity

In the first quarter of 2014, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the distribution of AMC Networks in June 2011 (the "AMC Networks Distribution") and the distribution of Madison Square Garden in February 2010 (the "MSG Distribution").  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of the stock option award granted in the first quarter of 2014:

Risk-free interest rate	2.12%

Expected life (in years)	6.5

Dividend yield	3.79%

Volatility	42.80%

Grant date fair value	$5.27

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes activity relating to Company employees who held Cablevision stock options for the three months ended March 31, 2014:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Based Vesting Options
Balance, December 31, 2013	4,514,479	10,639,125	$13.20	7.21	$71,823
Granted(b)	2,000,000	-	17.64
Exercised	(22,866)	(905,382)	13.81
Forfeited/Expired	-	-

Balance, March 31, 2014	6,491,613	9,733,743	$13.72	7.28	$53,022

Options exercisable at March 31, 2014	2,491,613	9,733,743	$13.03	6.57	$47,242

Options expected to vest in the future	4,000,000	-	$15.81	9.43	$5,780

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on March 31, 2014 or December 31, 2013, as indicated, and March 31, 2014 in the case of options exercisable and options expected to vest in the future.
(b)	Options are scheduled to cliff vest at the end of three years and expire 10 years from the date of grant.

In addition, as of March 31, 2014, AMC Networks and Madison Square Garden employees held a total of 620,629 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the three months ended March 31, 2014:

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2013	4,670,513	1,534,700	$15.89
Granted	1,983,460	573,700	17.64
Vested	(647,243)	(236,600)	26.01
Awards forfeited	(375,280)	-	14.78

Unvested award balance, March 31, 2014	5,631,450	1,871,800	15.35

During the three months ended March 31, 2014, 883,843 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 359,817 of these shares, with an aggregate value of $6,516, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

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

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012.  On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment.  In April 2013, the Court deferred further fact and expert discovery, if any, until it had ruled on the pending motions.  On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment.  The parties have 60 days within which to submit to the Court a proposed class notice.  On May 5, 2014, the Court directed that expert discovery proceed with a completion date of September 30, 2014.  The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Other Litigation

Livingston v. Charles Dolan, et al.:  On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee.  The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012.  The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees.  Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer.  On May 2, 2014, the Court approved a briefing schedule which provides for the motions to dismiss to be fully briefed by September 24, 2014.  The Company does not believe that this lawsuit will have a material adverse effect on results of operations or the financial position of the Company.

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

The Company classifies its operations into three reportable segments: (1) Cable, (2) Lightpath, and (3) Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.

The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow ("AOCF") (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credits), a non-GAAP measure.  The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues, net from continuing operations
Cable	$1,417,148	$1,355,797
Lightpath	86,754	82,476
Other	81,482	82,918
Inter-segment eliminations(a)	(9,798)	(9,963)
	$1,575,586	$1,511,228
Inter-segment revenues
Cable	$(525)	$(383)
Lightpath	(4,613)	(4,865)
Other	(4,660)	(4,715)
	$(9,798)	$(9,963)
Adjusted operating cash flow (deficit) from continuing operations
Cable	$443,032	$378,772
Lightpath	38,483	34,844
Other	(47,226)	(65,649)
	$434,289	$347,967
Depreciation and amortization (including impairments) included in continuing operations
Cable(b)	$(185,206)	$(189,146)
Lightpath(b)	(19,604)	(20,967)
Other	(9,475)	(14,816)
	$(214,285)	$(224,929)
Share-based compensation expense included in continuing operations
Cable	$(8,083)	$(10,159)
Lightpath	(1,419)	(1,835)
Other	(2,404)	(4,022)
	$(11,906)	$(16,016)
Restructuring credits (expense) included in continuing operations
Cable	$(122)	$-
Lightpath	4	-
Other	(897)	365
	$(1,015)	$365
Operating income (loss) from continuing operations
Cable	$249,621	$179,467
Lightpath	17,464	12,042
Other	(60,002)	(84,122)
	$207,083	$107,387

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to our Cable segment.
(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended March 31,
	2014	2013

Operating income for reportable segments	$207,083	$107,387

Items excluded from operating income:
CSC Holdings interest expense	(85,220)	(96,564)
CSC Holdings interest income	72	87
CSC Holdings intercompany interest income	12,013	14,770
Gain (loss) on investments, net	(41,775)	99,458
Gain (loss) on equity derivative contracts, net	38,649	(71,716)
Miscellaneous, net	731	379
CSC Holdings income from continuing operations before income taxes	131,553	53,801
Cablevision interest expense	(55,736)	(56,827)
Intercompany interest expense	(12,013)	(14,770)
Cablevision interest income	2	20
Write-off of deferred financing costs, net of gain on extinguishment of debt	(611)	-
Cablevision income (loss) from continuing operations before income taxes	$63,195	$(17,776)

The following table summarizes the Company's capital expenditures by reportable segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Capital Expenditures

Cable	$145,325	$198,854
Lightpath	26,870	26,414
Other	13,880	12,072
	$186,075	$237,340

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	2014	2013

Revenues, net	$1,324	$1,144

Operating expenses (credits):
Technical expenses, net of credits(a)	$46,068	$46,121

Selling, general and administrative expenses (credits):
General and administrative expense allocations	(1,239)	(1,145)
Other	2,541	1,951
Selling, general and administrative expenses, subtotal	1,302	806

Operating expenses, net	47,370	46,927

Net charges	$46,046	$45,783

(a)	Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services of Madison Square Garden, and the AMC, WE tv, IFC and Sundance program services of AMC Networks on the Company's cable systems. The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 16.	SUBSEQUENT EVENTS

Cablevision Dividend

On May 6, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 13, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 23, 2014.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per customer, per unit and per share data, included in the following discussion under this Item 2, are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

Capital and credit market disruptions often cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  We have experienced some of the effects of the continued weak economic conditions.  Events such as these may adversely impact our results of operations, cash flows and financial position.

On June 27, 2013, we completed the sale of substantially all of our Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale").  On July 1, 2013, we completed the sale of our Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013 (the "Bresnan Sale").  Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, we no longer consolidate the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in our condensed consolidated financial statements as discontinued operations for all periods presented.

Cable

Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2014, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services.  These monthly charges include fees for cable television programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Our revenues have been negatively impacted by video subscriber declines and promotional pricing due primarily to intense competition and the continued weak economic conditions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2014, faces competition from video service provided by incumbent telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which recently entered into an agreement to sell its Connecticut operation to Frontier Communications.  Verizon and AT&T have made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data services, voice services and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  For example, we have deployed WiFi access points throughout our footprint.

Verizon and AT&T offer video programming as well as voice and high-speed data services to customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon is currently able to sell a fiber-based video service to at least half of the households in our service area.   Verizon's build out and video sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has also built its fiber network to areas where we believe it is not currently able to sell its fiber-based video service.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video in the future. AT&T (which recently entered into an agreement to sell its Connecticut operation to Frontier Communications) offers video service in competition with us in most of our Connecticut service area.  Verizon and AT&T also market DBS services in our service area.  This competition with Verizon and AT&T negatively impacts our video revenue in these areas and will continue to do so in the future.  Each of these companies has significantly greater financial resources than we do.

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2014, faces intense competition from other providers of high-speed data services, including Verizon and AT&T.  Verizon offers high speed data services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell its high-speed data services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell high-speed data services in the future.  Due to our high penetration (55.2% of serviceable passings at March 31, 2014) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

Our VoIP offering, which accounted for approximately 14% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2014, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Verizon offers VoIP services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell their VoIP services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell VoIP services in the future.  Due to the high penetration (45.2% of serviceable passings at March 31, 2014) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our programming costs, which are the most significant component of our Cable segment's operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches.  See "Business Segments Results - Cable" below for a further discussion of revenues and operating expenses.

Lightpath

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2014.  Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2014, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), our cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the three months ended March 31, 2014, advertising revenues accounted for 65% and circulation revenues accounted for 34% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery and digital subscriptions of the Newsday daily newspaper as well as single copy sales of Newsday through local retail outlets.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

News 12 Networks

Our News 12 Networks, which includes seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area, derives its revenues from the sale of advertising on its networks and affiliation fees paid by cable operators, principally Cablevision.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2014		2013
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,575,586	100%	$1,511,228	100%	$64,358

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	772,983	49	788,041	52	15,058
Selling, general and administrative	380,220	24	391,236	26	11,016
Restructuring expense (credits)	1,015	-	(365)	-	(1,380)
Depreciation and amortization (including impairments)	214,285	14	224,929	15	10,644
Operating income	207,083	13	107,387	7	99,696
Other income (expense):
Interest expense, net	(140,882)	(9)	(153,284)	(10)	12,402
Gain (loss) on investments, net	(41,775)	(3)	99,458	7	(141,233)
Gain (loss) on equity derivative contracts, net	38,649	2	(71,716)	(5)	110,365
Write-off of deferred financing costs, net of gain on extinguishment of debt	(611)	-	-	-	(611)
Miscellaneous, net	731	-	379	-	352
Income (loss) from continuing operations before income taxes	63,195	4	(17,776)	(1)	80,971
Income tax benefit	26,939	2	10,643	1	16,296
Income (loss) from continuing operations	90,134	6	(7,133)	-	97,267
Loss from discontinued operations, net of income taxes	(434)	-	(9,265)	(1)	8,831
Net income (loss)	89,700	6	(16,398)	(1)	106,098
Net loss attributable to noncontrolling interests	63	-	257	-	(194)
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$89,763	6%	$(16,141)	(1)%	$105,904

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended March 31,		Favorable
	2014	2013	(Unfavorable)

Operating income	$207,083	$107,387	$99,696
Share-based compensation	11,906	16,016	(4,110)
Depreciation and amortization (including impairments)	214,285	224,929	(10,644)
Restructuring expense (credits)	1,015	(365)	1,380
AOCF	$434,289	$347,967	$86,322

Comparison of Three Months Ended March 31, 2014 Versus Three Months Ended March 31, 2013

Consolidated Results – Cablevision Systems Corporation

We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;
•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and
•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment) that were not eliminated as a result of the Clearview Sale and the Bresnan Sale have been reclassified to the Other segment in continuing operations for the three months ended March 31, 2013.

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

Revenues, net for the three months ended March 31, 2014 increased $64,358 (4%) as compared to revenues, net for the same period in 2013.  The net increase is attributable to the following:

Increase in revenues of the Cable segment	$61,351
Increase in revenues of the Lightpath segment	4,278
Decrease in revenues of the Other segment	(1,436)
Inter-segment eliminations	165
$64,358

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) decreased $15,058 (2%), for the three months ended March 31, 2014 as compared to the same period in 2013.  The net decrease is attributable to the following:

Decrease in expenses of the Cable segment	$(4,531)
Decrease in expenses of the Lightpath segment	(795)
Decrease in expenses of the Other segment	(10,007)
Inter-segment eliminations	275
$(15,058)

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses decreased $11,016 (3%), for the three months ended March 31, 2014 as compared to the same period in 2013.  The decrease is attributable to the following:

Decrease in expenses of the Cable segment	$(454)
Increase in expenses of the Lightpath segment	1,018
Decrease in expenses of the Other segment	(11,470)
Inter-segment eliminations	(110)
$(11,016)

Depreciation and amortization (including impairments) decreased $10,644 (5%) for the three months ended March 31, 2014 as compared to the same period in 2013.  The net decrease is attributable to the following:

Decrease in expenses of the Cable segment	$(3,940)
Decrease in expenses of the Lightpath segment	(1,363)
Decrease in expenses of the Other segment	(5,341)
$(10,644)

Adjusted operating cash flow increased $86,322 (25%), for the three months ended March 31, 2014 as compared to the same period in 2013.  The increase is attributable to the following:

Increase in AOCF of the Cable segment	$64,260
Increase in AOCF of the Lightpath segment	3,639
Increase in AOCF of the Other segment	18,423
$86,322

Interest expense, net decreased $12,402 (8%) for the three months ended March 31, 2014 as compared to the same period in 2013.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(6,792)
Decrease due to change in average debt balances	(5,222)
Lower interest income	33
Other net decreases primarily related to capital lease obligations and lower amortization of deferred financing costs	(421)
$(12,402)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Gain (loss) on investments, net of $(41,775) for the three months ended March 31, 2014 and $99,458 for the three months ended March 31, 2013, consists primarily of the decrease and increase, respectively, in the fair value of Comcast common stock owned by the Company.  The effects of these gains or losses are partially offset by the losses or gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $38,649 for the three months ended March 31, 2014 and $(71,716) for the three months ended March 31, 2013, respectively, consists of unrealized and realized gains (losses) due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are partially offset by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Write-off of deferred financing costs, net of gain on extinguishment of debt amounted to $611 for the three months ended March 31, 2014 and includes the write-off of unamortized deferred financing costs of $1,269 and a net gain of $658, net of fees recognized in connection with the repurchase of Cablevision's outstanding 5.875% senior notes due September 2022.

Income tax benefit amounted to $26,939 for the three months ended March 31, 2014, reflecting a negative effective tax rate of 43%.  The income tax benefit for the three months ended March 31, 2014 included tax benefit of $53,132 from the reversal of an uncertain tax position liability (see Note 11 to our condensed consolidated financial statements for additional information).  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, the Company recorded tax benefit of $2,632 relating to the remeasurement of deferred taxes.  The Company recorded tax expense of $958 for the three months ended March 31, 2014 resulting from a lower state tax rate on unrealized investment losses.  Absent these items, the effective tax rate for the three months ended March 31, 2014 would have been 44%.

The Company recorded income tax benefit of $10,643 attributable to continuing operations for the three months ended March 31, 2013, reflecting an effective tax rate of 60%.  The income tax benefit for the three months ended March 31, 2013 included tax benefit of $2,250 due to an increase in research credits and tax benefit of $956 resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three months ended March 31, 2013 would have been 42%.

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

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of March 31, 2014 was approximately $848,000.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three months ended March 31, 2014 and 2013 reflects the following items:

	Three Months Ended March 31,
	2014	2013
Loss of Clearview Cinemas, net of income taxes	$(41)	$(9,517)
Gain (loss) of Bresnan Cable, net of income taxes(a)	(393)	437
Other	-	(185)
	$(434)	$(9,265)

(a)	The loss for the three months ended March 31, 2014 primarily represents working capital adjustments relating to the Bresnan Sale.

See Note 7 to our condensed consolidated financial statements for additional information regarding discontinued operations.

Business Segments Results

Cable

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,417,148	100%	$1,355,797	100%	$61,351
Technical and operating expenses (excluding depreciation and amortization shown below)	695,662	49	700,193	52	4,531
Selling, general and administrative expenses	286,537	20	286,991	21	454
Restructuring expense	122	-	-	-	(122)
Depreciation and amortization	185,206	13	189,146	14	3,940
Operating income	$249,621	18%	$179,467	13%	$70,154

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$249,621	$179,467	$70,154
Share-based compensation	8,083	10,159	(2,076)
Restructuring expense	122	-	122
Depreciation and amortization	185,206	189,146	(3,940)
AOCF	$443,032	$378,772	$64,260

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three months ended March 31, 2014 increased $61,351 (5%), as compared to revenues, net for the same period in 2013.  The net increase is attributable to the following:

	Three Months Ended March 31,		Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$793,446	$766,532	$26,914	4%
High-speed data	346,899	330,405	16,494	5
Voice	220,122	208,632	11,490	6
Advertising	31,663	27,101	4,562	17
Other (including installation, advertising sales commissions, home shopping, and other products)	25,018	23,127	1,891	8
Total Cable	$1,417,148	$1,355,797	$61,351	5%

The net revenue increase for the three months ended March 31, 2014 as compared to the same period in the prior year was due primarily to (i) the impact of a rate increase for certain high-speed data services implemented during the first quarter of 2013, (ii) the impact of rate increases for certain video services implemented during the second and third quarters of 2013 and (iii) the impact of rate increases for certain video, high-speed data and voice customers implemented during the first quarter of 2014.  Partially offsetting these increases was a decrease in revenue due to a decline in video customers.

The following table presents certain statistical information as of March 31, 2014, December 31, 2013 and March 31, 2013 for our cable television systems:

	March 31, 2014	December 31, 2013	March 31, 2013(a)
	(in thousands)

Total customers	3,186	3,188	3,235
Video customers	2,799	2,813	2,888
High-speed data customers	2,788	2,780	2,786
Voice customers	2,280	2,272	2,287
Serviceable passings	5,048	5,034	4,991

Average monthly revenue per customer ("RPC")(b)	$148.22	$147.34	$139.80

Average monthly revenue per video customer ("RPS")(b)	$168.34	$166.66	$156.34

(a)	Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we were unable to contact and those whose billing we decided to suspend temporarily during restoration of their homes. These customers represent approximately 6 thousand total, 5 thousand video, 5 thousand high-speed data and 4 thousand voice customers.
(b)	RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable television systems for the respective period. RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.

The Company had a loss of 14,000 video customers for the three months ended March 31, 2014 compared to a loss of 4,700 in the comparable period of 2013.  We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, and continued weak economic conditions.  These factors are expected to impact our ability to increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The sequential increases in RPC of $0.88 and RPS of $1.68 in the first quarter of 2014 compared to the fourth quarter of 2013 is primarily related to rate increases implemented in the first quarter of 2014, as discussed above, partially offset by a decrease in advertising revenue due to political advertising and certain other categories in the fourth quarter of 2013 and a decline in video customers.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2014 decreased $4,531 (1%), as compared to the same period in 2013.  The net decrease is attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower subscribers (see discussion below)	$16,870
Decrease in contractor costs due primarily to lower truck rolls	(13,504)
Decrease in net expenses related to additional expenses incurred in connection with Superstorm Sandy in the first quarter of 2013 (includes insurance recovery of $1,706 in the first quarter of 2014)	(9,190)
Other net increases	1,293
$(4,531)

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates, new channel launches, the effect of increasing the number of subscribers receiving certain programming services, and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 4% for the three months ended March 31, 2014 as compared to the same period in 2013 due to an increase in contractual programming rates, partially offset by a decrease in video services and customers. We anticipate a high single digit percentage increase for the remainder of 2014.  Costs of field operations, which consist primarily of employee related, customer installation and repair and maintenance costs, may fluctuate as a result of shifting between the utilization of contractors and employees.  Also employee related and customer installation costs increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs, which consist primarily of employee related, repair and maintenance and utility costs, also fluctuate as capitalizable network upgrade and enhancement activity changes.  Technical and operating expenses also include franchise fees, which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

Selling, general and administrative expenses decreased $454 for the three months ended March 31, 2014, as compared to the same period in 2013.  The net decrease is attributable to the following:

Increase in advertising and marketing media placement costs	$6,800
Increase in expenses related to long-term incentive plan awards partially offset by a decrease in share-based compensation expense	5,205
Decrease in employee related costs related to the elimination of certain positions in the fourth quarter of 2013, partially offset by salary increases	(5,338)
Decrease in legal and other professional fees	(5,322)
Other net decreases (includes insurance recovery related to Superstorm Sandy of $1,252 in the first quarter of 2014)	(1,799)
$(454)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Depreciation and amortization decreased $3,940 (2%) for the three months ended March 31, 2014, as compared to the same period in 2013.  The net decrease in the three month period was primarily due to certain assets being retired or becoming fully depreciated, partially offset by the depreciation of new asset purchases.

Adjusted operating cash flow increased $64,260 (17%), for the three months ended March 31, 2014, as compared to the same period in 2013.  The increase was due primarily to an increase in revenue, net, and a decrease in both technical and operating and selling, general and administrative expenses, excluding depreciation and amortization, share-based compensation and restructuring expense, as discussed above.

Lightpath

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$86,754	100%	$82,476	100%	$4,278
Technical and operating expenses (excluding depreciation and amortization shown below)	28,188	32	28,983	35	795
Selling, general and administrative expenses	21,502	25	20,484	25	(1,018)
Restructuring credits	(4)	-	-	-	4
Depreciation and amortization	19,604	23	20,967	25	1,363
Operating income	$17,464	20%	$12,042	15%	$5,422

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$17,464	$12,042	$5,422
Share-based compensation	1,419	1,835	(416)
Restructuring credits	(4)	-	(4)
Depreciation and amortization	19,604	20,967	(1,363)
AOCF	$38,483	$34,844	$3,639

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three months ended March 31, 2014 increased $4,278 (5%) as compared to revenues, net for the same period in 2013.  The net revenue increase was derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2014 decreased $795 (3%) as compared to the same period in 2013.  The net decrease is attributable primarily to decreases in voice related fees.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.

Selling, general and administrative expenses increased $1,018 (5%) for the three months ended March 31, 2014 as compared to the same period in 2013.  The net increase is attributable primarily to expenses related to long-term incentive plan awards to employees, partially offset by a decrease in salaries and other employee costs. Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.

Depreciation and amortization decreased $1,363 (7%) for the three months ended March 31, 2014 as compared to the same period in 2013.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by the depreciation of new asset purchases.

Adjusted operating cash flow increased $3,639 (10%) for the three months ended March 31, 2014 as compared to the same period in 2013.  The increase was due primarily to an increase in revenue, net and a decrease in technical and operating expense, partially offset by an increase in selling, general and administrative expenses (excluding depreciation and amortization and share-based compensation), as discussed above.

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$81,482	100%	$82,918	100%	$(1,436)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	57,225	70	67,232	81	10,007
Selling, general and administrative expenses	73,887	91	85,357	103	11,470
Restructuring expense (credits)	897	1	(365)	-	(1,262)
Depreciation and amortization (including impairments)	9,475	12	14,816	18	5,341
Operating loss	$(60,002)	(74)%	$(84,122)	(101)%	$24,120

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended March 31,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(60,002)	$(84,122)	$24,120
Share-based compensation	2,404	4,022	(1,618)
Restructuring expense (credits)	897	(365)	1,262
Depreciation and amortization (including impairments)	9,475	14,816	(5,341)
AOCF deficit	$(47,226)	$(65,649)	$18,423

Revenues, net for the three months ended March 31, 2014 decreased $1,436 (2%) as compared to revenues, net for the same period in 2013.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $62,299 to $57,305) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(4,994)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	3,194
Net decrease in other revenues	(101)
Intra-segment eliminations	465
$(1,436)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three months ended March 31, 2014 decreased $10,007 (15%), as compared to the same period in 2013.  The net decrease is attributable to the following:

Decrease in operating costs primarily at MSG Varsity of $5,930 (see discussion below) and at Newsday (from $44,882 to $42,801, due primarily to lower newsprint and ink expenses and lower employee related costs)	$(8,011)
Decrease in expenses at News 12 Networks and other businesses, primarily employee costs and professional fees	(1,996)
$(10,007)

Selling, general, and administrative expenses decreased $11,470 (13%) for the three months ended March 31, 2014 as compared to the same period in 2013.  The net decrease is attributable to the following:

Decrease in corporate costs, primarily employee related costs, net of allocations to business units	$(4,108)
Decrease in expenses at MSG Varsity (see discussion below)	(4,266)
Decrease in expenses at Newsday (from $28,379 to $26,505)	(1,874)
Other net decreases	(1,687)
Intra-segment eliminations	465
$(11,470)

Prior to the Clearview Sale and the Bresnan Sale, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $4,603 for the three months ended March 31, 2013, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment).  Such expenses were not eliminated as a result of the Clearview Sale and the Bresnan Sale and have remained or have been reclassified to the Other segment.

The activities of MSG Varsity have been significantly curtailed.  Additionally, it is no longer an operating segment.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) for the three months ended March 31, 2014 decreased $5,341 (36%), as compared to the same period in 2013.  The net decrease consists of decreases due to certain assets becoming fully depreciated, a decrease in impairment charges (including the impairment of an intangible asset recorded at Newsday of $1,183 in the three months ended March 31, 2013), partially offset by an increase due to depreciation of new asset purchases.

Adjusted operating cash flow deficit decreased $18,423 (28%) for the three months ended March 31, 2014, as compared to the same period in 2013 (including Newsday's AOCF deficit of $10,738 for the three months ended March 31, 2014 compared to AOCF deficit of $9,763, for the three months ended March 31, 2013).  The decrease in AOCF deficit for the three months ended March 31, 2014, was due primarily to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, partially offset by a decrease in revenues, net.

CSC HOLDINGS, LLC

The condensed consolidated statements of operations of CSC Holdings are essentially identical to the condensed consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended March 31,
	2014	2013

Net income (loss) attributable to Cablevision Systems Corporation stockholders	$89,763	$(16,141)
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of operations	55,736	56,827
Interest income related to cash held at Cablevision	(2)	(20)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	12,013	14,770
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	611	-
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(28,737)	(30,489)
Net income attributable to CSC Holdings, LLC's sole member	$129,384	$24,947

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $283,682 for the three months ended March 31, 2014 compared to $189,400 for the three months ended March 31, 2013.  The 2014 cash provided by operating activities resulted from $304,419 of income before depreciation and amortization (including impairments), $52,420 of non-cash items and a $34,386 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $107,543 as a result of a decrease in accounts payable and other liabilities.

The 2013 cash provided by operating activities resulted from $217,796 of income before depreciation and amortization (including impairments), $3,278 of non-cash items and a $29,067 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $60,741 as a result of a decrease in accounts payable and other liabilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The increase in cash provided by operating activities of $94,282 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $135,765, partially offset by a decrease of $41,483 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $184,661 compared to $237,951 for the three months ended March 31, 2013.  The 2014 investing activities consisted primarily of $186,075 of capital expenditures ($145,325 of which relates to our Cable segment), partially offset by other net cash receipts of $1,414.

The 2013 investing activities consisted primarily of $237,340 of capital expenditures ($198,854 of which relates to our Cable segment) and other net cash payments of $611.

Financing Activities

Net cash used in financing activities amounted to $32,983 for the three months ended March 31, 2014 compared to $37,961 for the three months ended March 31, 2013.  In 2014, the Company's financing activities consisted primarily of payments to repurchase senior notes, including fees, of $27,173, payments of $6,516 related to the net share settlement of restricted stock awards, repayments of credit facility debt of $5,875, principal payments on capital lease obligations of $3,236, repayments of notes payable of $1,736 and dividend distributions to common stockholders of $1,548, partially offset by proceeds from stock option exercises of $12,613 and an excess tax benefit related to share-based awards of $488.

In 2013, the Company's financing activities consisted primarily of repayments of credit facility debt of $31,780, payments of $11,384 related to the net share settlement of restricted stock awards, payments on capital leases of $4,735 and dividend payments to common stockholders of $3,074, partially offset by cash receipts from net proceeds from collateralized indebtedness of $11,800 and proceeds from stock option exercises of $1,212.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $338,015 for the three months ended March 31, 2014 compared to $241,576 for the three months ended March 31, 2013.  The 2014 cash provided by operating activities resulted from $344,040 of income before depreciation and amortization (including impairments), $21,037 of non-cash items and a $76,561 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $103,623 as a result of a decrease in accounts payable and other liabilities.

The 2013 cash provided by operating activities resulted from $258,884 of income before depreciation and amortization (including impairments), $25,014 of non-cash items, and a $10,004 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $52,326 as a result of a decrease in accounts payable and other liabilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The increase in cash provided by operating activities of $96,439 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $81,179 and an increase of $15,260 resulting from changes in working capital, including the timing of payments and collections of accounts receivable among, other items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $184,661 compared to $237,951 for the three months ended March 31, 2013.  The 2014 investing activities consisted primarily of $186,075 of capital expenditures ($145,325 of which relates to our Cable segment), partially offset by other net cash receipts of $1,414.

The 2013 investing activities consisted primarily of $237,340 of capital expenditures ($198,854 of which relates to our Cable segment) and other net cash payments of $611.

Financing Activities

Net cash used in financing activities amounted to $75,292 for the three months ended March 31, 2014 compared to $98,578 for the three months ended March 31, 2013.  In 2014, the Company's financing activities consisted primarily of distributions to Cablevision of $66,148, repayments of credit facility debt of $5,875, principal payments on capital lease obligations of $3,236, repayments of notes payable of $1,736, partially offset by an excess tax benefit related to share-based awards of $1,703.

In 2013, the Company's financing activities consisted primarily of distributions to Cablevision of $74,875, repayments of credit facility debt of $31,780, and payments on capital leases of $4,735, partially offset by cash receipts from net proceeds from collateralized indebtedness of $11,800 and an excess tax benefit related to share-based awards of $1,012.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $140 for the three months ended March 31, 2014 compared to $2,093 for the three months ended March 31, 2013.

Operating Activities

Net cash used in operating activities from discontinued operations amounted to $177 for the three months ended March 31, 2014 compared to net cash provided by operating activities of $51,331 for the three months ended March 31, 2013.  The 2014 cash used in operating activities resulted from a loss of $434 before depreciation and amortization (including impairments) and a $213 decrease in accounts payable and accrued liabilities.  These decreases were partially offset by $447 of non-cash items and an increase in cash of $23 resulting from a decrease in current and other assets.

The 2013 cash provided by operating activities resulted from income of $30,729 before depreciation and amortization (including impairments) and other non-cash items, an increase in accounts payable and accrued liabilities of $19,219 and a decrease in current and other assets of $1,383.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Investing Activities

Net cash used in investing activities from discontinued operations amounted to $13,024 for the three months ended March 31, 2013 and consisted primarily of capital expenditures.

Financing Activities

Net cash used in financing activities from discontinued operations for the three months ended March 31, 2013 of $36,913 represented repayments of Bresnan Cable's credit facility debt.

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,419,000 of debt securities, including approximately $2,808,000 face value of debt securities held by third party investors and approximately $611,000 held by Newsday Holdings LLC.  The $611,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.

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

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $88,571 under our credit facilities, senior notes, capital leases, and notes payable as of March 31, 2014.  However, competition and market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2014:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,280,674	$480,000	$-	$3,760,674	$-	$-	$3,760,674
Senior notes and debentures	2,310,062	-	-	2,310,062	3,413,135	(611,455)	5,111,742
Collateralized indebtedness relating to stock monetizations	-	-	817,950	817,950	-	-	817,950
Capital lease obligations	41,538	616	-	42,154	-	-	42,154
Notes payable	32,988	-	-	32,988	-	-	32,988
Total debt	$5,665,262	$480,616	$817,950	$6,963,828	$3,413,135	$(611,455)	$9,765,508

Interest expense	$69,642	$4,720	$10,858	$85,220	$67,749	$(12,013)	$140,956
Capital expenditures	$182,690	$1,768	$1,617	$186,075	$-	$-	$186,075

(a)	CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at March 31, 2014. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.
(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of March 31, 2014 and December 31, 2013:

	Maturity Date	Interest Rate at March 31, 2014	Amounts Payable on or prior to March 31, 2015	Carrying Value at
				March 31, 2014	December 31, 2013
Restricted Group:
Revolving loan facility	April 17, 2018	-	$-	$-	$-
Term A loan facility	April 17, 2018	2.15%	35,944	958,510	958,510
Term B loan facility	April 17, 2020	2.65%	23,500	2,322,164	2,327,635
Restricted Group credit facility debt			59,444	3,280,674	3,286,145

Newsday:
Floating rate term loan facility	October 12, 2016	3.65%	-	480,000	480,000

Total credit facility debt			$59,444	$3,760,674	$3,766,145

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

The Restricted Group has a credit agreement which provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the credit agreement (the "Credit Agreement").  At March 31, 2014, $72,109 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,427,891 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

Our annual report on Form 10-K for the year ended December 31, 2013 contains a further description of the Restricted Group credit facility, including the principal financial covenants.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Our annual report on Form 10-K for the year ended December 31, 2013 contains a further description of the Newsday LLC credit facility, including the principal financial covenants.

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Capital Expenditures

Customer premise equipment	$56,804	$83,726
Scalable infrastructure	46,829	54,337
Line extensions	1,236	5,958
Upgrade/rebuild	7,619	6,287
Support	32,837	48,546
Total Cable	145,325	198,854
Lightpath	26,870	26,414
Other	13,880	12,072
	$186,075	$237,340

Capital expenditures for the three months ended March 31, 2014 decreased $51,265 (22%) as compared to the same period in 2013.  This decrease was primarily related to a decrease in purchases of customer premise equipment and equipment to expand the WiFi network.

Monetization Contract Maturities

During the next 12 months, monetization contracts covering 10,738,809 shares (including 2,732,184 shares settled in April 2014) of Comcast common stock held by us will mature.  We intend to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Repurchases of Cablevision Senior Notes

In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5.875% Senior Notes due 2022.  These notes were classified as a current liability on Cablevision's balance sheet at December 31, 2013.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Common Stock Repurchases

Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the three months ended March 31, 2014, Cablevision did not repurchase any shares.  Since inception through March 31, 2014, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of March 31, 2014, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

On February 25, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock.  On April 3, 2014, Cablevision paid dividends aggregating $39,502, primarily from the proceeds of equity distribution payments from CSC Holdings.  In March 2014, Cablevision paid accrued dividends on vested restricted shares of $1,548.  In addition, as of March 31, 2014, up to approximately $5,448 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the three months ended March 31, 2014, CSC Holdings made equity distribution cash payments to Cablevision aggregating $66,148.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On May 6, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 13, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 23, 2014.

Commitments and Contingencies

As of March 31, 2014, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet increased to approximately $7,335,000 as compared to approximately $6,881,000 at December 31, 2013.  This increase relates primarily to renewed multi-year programming agreements entered into during the three months ended March 31, 2014, partially offset by programming commitments paid during the period.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU No. 2014-08 change the criteria for reporting discontinued operations while enhancing certain disclosures.  Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be presented as discontinued operations.  In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations.  ASU No. 2014-08 will be effective for the Company beginning on January 1, 2015 with early adoption permitted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at March 31, 2014 amounted to $3,760,674.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at March 31, 2014.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2014, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

All dollar amounts, except per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2014, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $817,950 at March 31, 2014.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2014, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,074,310.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $107,431.  As of March 31, 2014, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $104,913, a net liability position.  For the three months ended March 31, 2014, we recorded a net gain of $38,649 related to our outstanding equity derivative contracts and recorded an unrealized loss of $41,774 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2013, net liability position	$(143,562)
Change in fair value, net	38,649
Settlement of contracts	-
Fair value as of March 31, 2014, net liability position	$(104,913)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares Deliverable			Hedge Price per Share(a)	Cap Price(b)
		Maturity		Low	High

8,069,934	(c)	2014	$28.89-$34.03	$37.56	$44.24
13,407,684		2015	$38.68-$49.01	$49.57	$58.81

(a)	Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)	Represents the price up to which we receive the benefit of stock price appreciation.
(c)	Includes an equity derivative contract at March 31, 2014 relating to 2,732,184 shares that matured and was settled on April 24, 2014 from the proceeds of a new monetization contract covering an equivalent number of shares.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2014, the fair value of our fixed rate debt of $6,691,901 was more than its carrying value of $5,962,681 by $729,220.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2014 would increase the estimated fair value of our fixed rate debt by $278,707 to $6,970,608.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control

During the three months ended March 31, 2014, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, 883,843 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 359,817 of these shares, with a price per share of $18.11, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Item 6.	Exhibits

(a)	Index to Exhibits.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 906 Certifications of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 8, 2014		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC