Form 10-Q
period 2014-06-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2014-08-05
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of August 1, 2014:

Cablevision NY Group Class A Common Stock -	216,995,518
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2014 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:

Cash and cash equivalents	$906,789	$702,224
Restricted cash	250	250
Accounts receivable, trade (less allowance for doubtful accounts of $15,754 and $14,614)	287,285	283,079
Prepaid expenses and other current assets	159,753	158,183
Amounts due from affiliates	1,660	1,520
Deferred tax asset	22,599	159,824
Investment securities pledged as collateral	576,459	419,354
Total current assets	1,954,795	1,724,434

Property, plant and equipment, net of accumulated depreciation of $9,356,863 and $9,264,848	2,960,014	2,978,353
Other receivables	1,269	1,683
Investment securities pledged as collateral	576,459	696,730
Derivative contracts	8,980	3,385
Other assets	46,480	29,184
Amortizable intangible assets, net of accumulated amortization of $82,162 and $78,047	45,762	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $50,147 and $42,602	103,381	103,367
	$6,701,128	$6,591,076

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$427,396	$422,929
Accrued liabilities	530,066	500,925
Amounts due to affiliates	31,173	30,941
Deferred revenue	50,518	47,229
Liabilities under derivative contracts	68,386	99,577
Credit facility debt	63,869	47,463
Collateralized indebtedness	417,273	248,388
Capital lease obligations	14,733	12,025
Notes payable	12,948	3,744
Senior notes	-	27,831
Total current liabilities	1,616,362	1,441,052

Deferred revenue	4,928	5,235
Liabilities under derivative contracts	9,431	47,370
Other liabilities	320,186	381,830
Deferred tax liability	516,645	570,056
Credit facility debt	2,946,378	3,718,682
Collateralized indebtedness	516,635	569,562
Capital lease obligations	24,169	19,265
Notes payable	16,780	1,590
Senior notes and debentures	5,862,828	5,110,684
Total liabilities	11,834,342	11,865,326

Commitments and contingencies

Redeemable noncontrolling interests	9,621	9,294

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 296,907,162 and 292,489,017 shares issued and 217,045,478 and 213,598,590 shares outstanding	2,969	2,925
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	849,760	885,601
Accumulated deficit	(4,362,326)	(4,546,299)
	(3,509,056)	(3,657,232)
Treasury stock, at cost (79,861,684 and 78,890,427 CNYG Class A common shares)	(1,591,018)	(1,584,404)
Accumulated other comprehensive loss	(43,127)	(42,694)
Total stockholders' deficiency	(5,143,201)	(5,284,330)
Noncontrolling interest	366	786
Total deficiency	(5,142,835)	(5,283,544)
	$6,701,128	$6,591,076

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues, net (including revenues, net from affiliates of $1,586, $2,035, $2,910, and $3,179, respectively) (See Note 15)	$1,628,137	$1,569,619	$3,203,723	$3,080,847

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $45,714, $39,221, $91,782, and $85,342, respectively) (See Note 15)	788,317	764,343	1,561,300	1,552,384
Selling, general and administrative (including net charges from affiliates of $1,014, $570, $2,316, and $1,376, respectively) (See Note 15)	363,187	378,517	743,407	769,753
Restructuring expense (credits)	(348)	(273)	667	(638)
Depreciation and amortization (including impairments)	221,088	229,269	435,373	454,198
	1,372,244	1,371,856	2,740,747	2,775,697

Operating income	255,893	197,763	462,976	305,150

Other income (expense):
Interest expense, net	(143,135)	(159,303)	(284,017)	(312,587)
Gain (loss) on investments, net	78,612	(2,789)	36,837	96,669
Gain (loss) on equity derivative contracts, net	(32,613)	19,206	6,036	(52,510)
Loss on extinguishment of debt and write-off of deferred financing costs	(7,687)	(6,637)	(8,298)	(6,637)
Miscellaneous, net	1,806	489	2,537	868
	(103,017)	(149,034)	(246,905)	(274,197)
Income from continuing operations before income taxes	152,876	48,729	216,071	30,953
Income tax expense	(61,848)	(20,507)	(34,909)	(9,864)
Income from continuing operations	91,028	28,222	181,162	21,089
Income from discontinued operations, net of income taxes	3,510	107,495	3,076	98,230
Net income	94,538	135,717	184,238	119,319
Net income attributable to noncontrolling interests	(328)	(358)	(265)	(101)
Net income attributable to Cablevision Systems Corporation stockholders	$94,210	$135,359	$183,973	$119,218

Basic income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.34	$0.11	$0.69	$0.08

Income from discontinued operations	$0.01	$0.41	$0.01	$0.38

Net income	$0.36	$0.52	$0.70	$0.46

Basic weighted average common shares (in thousands)	263,730	260,614	263,033	260,060

Diluted income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.34	$0.11	$0.67	$0.08

Income from discontinued operations	$0.01	$0.41	$0.01	$0.37

Net income	$0.35	$0.51	$0.68	$0.45

Diluted weighted average common shares (in thousands)	269,260	264,828	268,729	264,434

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$90,700	$27,864	$180,897	$20,988
Income from discontinued operations, net of income taxes	3,510	107,495	3,076	98,230
Net income	$94,210	$135,359	$183,973	$119,218
Cash dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$94,538	$135,717	$184,238	$119,319

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Unrecognized gain (loss) due to remeasurement	3,116	-	(3,128)	-
Amortization of actuarial losses, net included in net periodic benefit cost	400	210	730	419
Settlement loss included in net periodic benefit cost	875	-	1,965	-

Comprehensive income	98,929	135,927	183,805	119,738
Comprehensive income attributable to noncontrolling interests	(328)	(358)	(265)	(101)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$98,601	$135,569	$183,540	$119,637

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$184,238	$119,319
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(3,076)	(98,230)
Depreciation and amortization (including impairments)	435,373	454,198
Gain on investments, net	(36,837)	(96,669)
Loss (gain) on equity derivative contracts, net	(6,036)	52,510
Loss on extinguishment of debt and write-off of deferred financing costs	8,298	6,637
Amortization of deferred financing costs and discounts on indebtedness	11,324	13,432
Share-based compensation expense related to equity classified awards	22,601	28,292
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	4,565	709
Deferred income taxes	81,485	8,645
Provision for doubtful accounts	21,043	27,262
Excess tax benefit related to share-based awards	(746)	-
Changes in other assets and liabilities	(14,754)	(14,539)
Net cash provided by operating activities	707,478	501,566

Cash flows from investing activities:
Capital expenditures	(425,193)	(495,850)
Proceeds related to sale of equipment, including costs of disposal	3,209	3,748
Increase in other investments	(616)	-
Additions to other intangible assets	(540)	(2,183)
Net cash used in investing activities	(423,140)	(494,285)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	-	3,296,760
Repayment of credit facility debt	(759,861)	(3,274,001)
Repayment of notes payable	(2,306)	-
Proceeds from issuance of senior notes	750,000	-
Repurchase of senior notes, including fees	(27,173)	-
Proceeds from collateralized indebtedness	273,519	326,445
Repayment of collateralized indebtedness and related derivative contracts	(226,250)	(288,108)
Proceeds from stock option exercises	21,159	3,722
Dividend distributions to common stockholders	(80,630)	(81,242)
Principal payments on capital lease obligations	(7,030)	(7,505)
Deemed repurchases of restricted stock	(6,608)	(11,384)
Additions to deferred financing costs	(13,579)	(26,535)
Distributions to noncontrolling interests, net	(778)	(250)
Excess tax benefit related to share-based awards	746	-
Net cash used in financing activities	(78,791)	(62,098)

Net increase (decrease) in cash and cash equivalents from continuing operations	205,547	(54,817)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(786)	224,528
Net cash used in investing activities	(196)	(28,683)
Net cash used in financing activities	-	(38,735)
Effect of change in cash related to discontinued operations	-	14,607
Net increase (decrease) in cash and cash equivalents from discontinued operations	(982)	171,717

Cash and cash equivalents at beginning of year	702,224	332,610

Cash and cash equivalents at end of period	$906,789	$449,510

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current Assets:

Cash and cash equivalents	$857,930	$651,058
Restricted cash	250	250
Accounts receivable, trade (less allowance for doubtful accounts of $15,754 and $14,614)	287,285	283,079
Prepaid expenses and other current assets	156,460	154,626
Amounts due from affiliates	1,656	115,538
Investment securities pledged as collateral	576,459	419,354
Total current assets	1,880,040	1,623,905

Property, plant and equipment, net of accumulated depreciation of $9,356,863 and $9,264,848	2,960,014	2,978,353
Other receivables	1,269	1,683
Investment securities pledged as collateral	576,459	696,730
Derivative contracts	8,980	3,385
Other assets	46,480	29,184
Amortizable intangible assets, net of accumulated amortization of $82,162 and $78,047	45,762	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $27,824 and $23,376	65,898	61,367
	$6,588,890	$6,448,547

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except membership unit amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$427,396	$422,929
Accrued liabilities	472,455	443,550
Amounts due to affiliates	74,256	30,887
Deferred tax liability	118,306	60,582
Deferred revenue	50,518	47,229
Liabilities under derivative contracts	68,386	99,577
Credit facility debt	63,869	47,463
Collateralized indebtedness	417,273	248,388
Capital lease obligations	14,733	12,025
Notes payable	12,948	3,744
Total current liabilities	1,720,140	1,416,374

Deferred revenue	4,928	5,235
Liabilities under derivative contracts	9,431	47,370
Other liabilities	317,151	377,221
Deferred tax liability	539,600	617,837
Credit facility debt	2,946,378	3,718,682
Collateralized indebtedness	516,635	569,562
Capital lease obligations	24,169	19,265
Notes payable	16,780	1,590
Senior notes and debentures	3,060,735	2,309,403
Total liabilities	9,155,947	9,082,539

Commitments and contingencies

Redeemable noncontrolling interests	9,621	9,294

Member's Deficiency:
Accumulated deficit	(2,224,186)	(2,486,073)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	301,724	496,150
	(2,533,917)	(2,601,378)
Accumulated other comprehensive loss	(43,127)	(42,694)
Total member's deficiency	(2,577,044)	(2,644,072)
Noncontrolling interest	366	786
Total deficiency	(2,576,678)	(2,643,286)
	$6,588,890	$6,448,547

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues, net (including revenues, net from affiliates of $1,586, $2,035, $2,910, and $3,179, respectively) (See Note 15)	$1,628,137	$1,569,619	$3,203,723	$3,080,847

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $45,714, $39,221, $91,782, and $85,342, respectively) (See Note 15)	788,317	764,343	1,561,300	1,552,384
Selling, general and administrative (including net charges from affiliates of $1,014, $570, $2,316, and $1,376, respectively) (See Note 15)	363,187	378,517	743,407	769,753
Restructuring expense (credits)	(348)	(273)	667	(638)
Depreciation and amortization (including impairments)	221,088	229,269	435,373	454,198
	1,372,244	1,371,856	2,740,747	2,775,697

Operating income	255,893	197,763	462,976	305,150

Other income (expense):
Interest expense	(87,580)	(102,507)	(172,800)	(199,071)
Interest income	12,117	14,855	24,202	29,712
Gain (loss) on investments, net	78,612	(2,789)	36,837	96,669
Gain (loss) on equity derivative contracts, net	(32,613)	19,206	6,036	(52,510)
Loss on extinguishment of debt and write-off of deferred financing costs	(7,687)	(6,637)	(7,687)	(6,637)
Miscellaneous, net	1,806	489	2,537	868
	(35,345)	(77,383)	(110,875)	(130,969)
Income from continuing operations before income taxes	220,548	120,380	352,101	174,181
Income tax expense	(91,227)	(50,331)	(93,025)	(70,177)
Income from continuing operations	129,321	70,049	259,076	104,004
Income from discontinued operations, net of income taxes	3,510	106,492	3,076	97,227
Net income	132,831	176,541	262,152	201,231
Net income attributable to noncontrolling interests	(328)	(358)	(265)	(101)
Net income attributable to CSC Holdings, LLC's sole member	$132,503	$176,183	$261,887	$201,130

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$128,993	$69,691	$258,811	$103,903
Income from discontinued operations, net of income taxes	3,510	106,492	3,076	97,227
Net income	$132,503	$176,183	$261,887	$201,130

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$132,831	$176,541	$262,152	$201,231

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Unrecognized gain (loss) due to remeasurement	3,116	-	(3,128)	-
Amortization of actuarial losses, net included in net periodic benefit cost	400	210	730	419
Settlement loss included in net periodic benefit cost	875	-	1,965	-

Comprehensive income	137,222	176,751	261,719	201,650
Comprehensive income attributable to noncontrolling interests	(328)	(358)	(265)	(101)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$136,894	$176,393	$261,454	$201,549

See accompanying combined notes to condensed consolidated financial statements

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$262,152	$201,231
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(3,076)	(97,227)
Depreciation and amortization (including impairments)	435,373	454,198
Gain on investments, net	(36,837)	(96,669)
Loss (gain) on equity derivative contracts, net	(6,036)	52,510
Loss on extinguishment of debt and write-off of deferred financing costs	7,687	6,637
Amortization of deferred financing costs and discounts on indebtedness	7,263	9,627
Share-based compensation expense related to Cablevision equity classified awards	22,601	28,292
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	4,565	709
Deferred income taxes	(19,940)	30,738
Provision for doubtful accounts	21,043	27,262
Excess tax benefit related to share-based awards	(1,587)	(8,760)
Changes in other assets and liabilities	140,803	53,745
Net cash provided by operating activities	834,011	662,293

Cash flows from investing activities:
Capital expenditures	(425,193)	(495,850)
Proceeds related to sale of equipment, including costs of disposal	3,209	3,748
Increase in other investments	(616)	-
Additions to other intangible assets	(540)	(2,183)
Net cash used in investing activities	(423,140)	(494,285)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	-	3,296,760
Repayment of credit facility debt	(759,861)	(3,274,001)
Repayment of notes payable	(2,306)	-
Proceeds from issuance of senior notes	750,000	-
Proceeds from collateralized indebtedness	273,519	326,445
Repayment of collateralized indebtedness and related derivative contracts	(226,250)	(288,108)
Distributions to Cablevision	(218,319)	(231,645)
Principal payments on capital lease obligations	(7,030)	(7,505)
Additions to deferred financing costs	(13,579)	(26,535)
Distributions to noncontrolling interests, net	(778)	(250)
Excess tax benefit related to share-based awards	1,587	8,760
Net cash used in financing activities	(203,017)	(196,079)

Net increase (decrease) in cash and cash equivalents from continuing operations	207,854	(28,071)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(786)	224,528
Net cash used in investing activities	(196)	(28,683)
Net cash used in financing activities	-	(38,735)
Effect of change in cash related to discontinued operations	-	14,607
Net increase (decrease) in cash and cash equivalents from discontinued operations	(982)	171,717

Cash and cash equivalents at beginning of year	651,058	256,744

Cash and cash equivalents at end of period	$857,930	$400,390

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

The financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions: Cablevision has $2,802,093 of senior notes outstanding at June 30, 2014 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

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

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits either where an entity may present unrecognized tax benefits as a liability or by presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances.  ASU No. 2013-11 was adopted by the Company on January 1, 2014.  ASU No. 2013-11 did not have any impact on the Company's condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 3.	DIVIDENDS

During the six months ended June 30, 2014, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 25, 2014	$0.15	March 14, 2014	April 3, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014

Cablevision paid dividends aggregating $80,630 during the six months ended June 30, 2014, including accrued dividends on vested restricted shares of $1,548, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of June 30, 2014, up to approximately $6,340 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2014, CSC Holdings made equity distribution cash payments to Cablevision aggregating $218,319.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest payments on its senior notes;
•	Cablevision’s repurchases of certain outstanding senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including options held by employees of AMC Networks, Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden")) and restricted stock.

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Cablevision stockholders:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2014		Ended June 30, 2013
	(in thousands)

Basic weighted average shares outstanding	263,730	263,033	260,614	260,060

Effect of dilution:
Stock options	3,456	3,420	2,661	2,425
Restricted stock awards	2,074	2,276	1,553	1,949
Diluted weighted average shares outstanding	269,260	268,729	264,828	264,434

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the three and six months ended June 30, 2014, anti-dilutive shares totaling approximately 2,100,000 and 1,415,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 1,990,000 restricted shares for the three and six months ended June 30, 2014 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.

For the three and six months ended June 30, 2013, anti-dilutive shares totaling approximately 2,205,000 and 1,523,000 shares (which include Company options held by employees of AMC Networks and Madison Square Garden), respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 1,340,400 restricted shares for the three and six months ended June 30, 2013 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2014, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $44,417 and $87,255, respectively.  For the three and six months ended June 30, 2013, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $39,550 and $78,158, respectively.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the six months ended June 30, 2014 and 2013, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2014	2013
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$14,642	$11,331
Intangible asset obligations	157	3,570
Property and equipment accrued but unpaid	41,593	74,054
Notes payable to vendor	34,522	-

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	1,830	1,930

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	269,231	298,862
Income taxes paid, net	5,081	5,754

Continuing Operations - CSC Holdings:
Cash interest paid	161,413	190,412
Income taxes paid, net	5,081	5,754

Discontinued Operations - Cablevision and CSC Holdings:
Cash interest paid	-	26,606

NOTE 7.	DISCONTINUED OPERATIONS

In connection with the Bresnan Sale and Clearview Sale discussed above, the operating results of Bresnan Cable (previously included in the Company's Cable segment) and Clearview Cinemas (previously included in the Company's Other segment) have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.

Operating results of discontinued operations for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Three Months Ended June 30, 2014
	Bresnan Cable(a)	Clearview Cinemas	Total

Revenues, net	$-	$-	$-

Income (loss) before income taxes	$6,598	$(408)	$6,190
Income tax benefit (expense)	(2,847)	167	(2,680)
Income (loss) from discontinued operations, net of income taxes	$3,751	$(241)	$3,510

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2014
	Bresnan Cable(a)	Clearview Cinemas	Total

Revenues, net	$-	$-	$-

Income (loss) before income taxes	$5,932	$(477)	$5,455
Income tax benefit (expense)	(2,574)	195	(2,379)
Income (loss) from discontinued operations, net of income taxes	$3,358	$(282)	$3,076

	Three Months Ended June 30, 2013
	Bresnan	Clearview(b)	Litigation Settlement(c)	Total

Revenues, net	$132,041	$14,868	$-	$146,909

Income (loss) before income taxes	$29,274	$(22,996)	$174,001	$180,279
Income tax benefit (expense)	(11,996)	9,393	(70,181)	(72,784)
Income (loss) from discontinued operations, net of income taxes - Cablevision	17,278	(13,603)	103,820	107,495
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	-	(1,003)	(1,003)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$17,278	$(13,603)	$102,817	$106,492

	Six Months Ended June 30, 2013
	Bresnan	Clearview(b)(d)	Litigation Settlement(c)	Total

Revenues, net	$262,323	$27,307	$-	$289,630

Income (loss) before income taxes	$30,050	$(39,091)	$173,687	$164,646
Income tax benefit (expense)	(12,335)	15,971	(70,052)	(66,416)
Income (loss) from discontinued operations, net of income taxes - Cablevision	17,715	(23,120)	103,635	98,230
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	-	(1,003)	(1,003)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$17,715	$(23,120)	$102,632	$97,227

(a)	Represents primarily a gain recognized upon the settlement of a contingency related to Montana property taxes.
(b)	Includes the pretax loss recognized in connection with the Clearview Sale of approximately $18,820.
(c)	Represents primarily the proceeds from the final allocation of the DISH Network, LLC litigation settlement.
(d)	As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero. The Company determined the fair value of the Clearview business, which was a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 8.	DEBT

Repurchases of Cablevision Senior Notes

In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5-7/8% Senior Notes due 2022.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $658, net of fees and wrote-off approximately $1,269 of unamortized deferred financing costs associated with these notes.  These notes were classified as a current liability on Cablevision's balance sheet at December 31, 2013.

Issuance of Debt Securities

In May 2014, CSC Holdings issued $750,000 aggregate principal amount of 5-1/4% senior notes due June 1, 2024 (the "2024 Notes").  The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of CSC Holdings' other existing and future unsecured and unsubordinated indebtedness.  CSC Holdings may redeem all or a portion of the 2024 Notes at any time at a price equal to 100% of the principal amount of the 2024 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  CSC Holdings used the net proceeds from the issuance of the 2024 Notes, as well as cash on hand, to make a $750,000 prepayment on its outstanding Term B loan facility.  In connection with the issuance of the 2024 Notes, the Company incurred deferred financing costs of approximately $14,164, which are being amortized to interest expense over the term of the 2024 Notes.  In connection with the prepayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of approximately $3,240 and wrote-off unamortized deferred financing costs related to this loan facility of approximately $4,447.

NOTE 9.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

The Company has entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation ("Comcast") common stock.  The Company has monetized all of its stock holdings in Comcast through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at June 30, 2014	Fair Value at December 31, 2013	Fair Value at June 30, 2014	Fair Value at December 31, 2013

Prepaid forward contracts	Current derivative contracts	$-	$-	$68,386	$99,577

Prepaid forward contracts	Long-term derivative contracts	8,980	3,385	9,431	47,370

Total derivative contracts		$8,980	$3,385	$77,817	$146,947

These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain (loss) of $(32,613) and $6,036, respectively, for the three and six months ended June 30, 2014 and $19,206 and $(52,510), respectively, for the three and six months ended June 30, 2013 have been reflected in gain (loss) on equity derivative contracts, net in the accompanying condensed consolidated statements of income.

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the six months ended June 30, 2014.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	5,401,059

Collateralized indebtedness settled	$(157,561)
Derivative contracts settled	(68,689)
(226,250)
Proceeds from new monetization contracts	273,519
Net cash receipt	$47,269

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 10.	FAIR VALUE MEASUREMENT

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

At June 30, 2014:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$801,265	$-	$-	$801,265
Investment securities	138	-	-	138
Investment securities pledged as collateral	1,152,918	-	-	1,152,918
Prepaid forward contracts	-	8,980	-	8,980

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	77,817	-	77,817

At December 31, 2013:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$608,225	$-	$-	$608,225
Investment securities	138	-	-	138
Investment securities pledged as collateral	1,116,084	-	-	1,116,084
Prepaid forward contracts	-	3,385	-	3,385

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	146,947	-	146,947

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		June 30, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$611,455	$692,435

Debt instruments:
Credit facility debt(b)	Level II	$3,010,247	$3,016,899
Collateralized indebtedness	Level II	933,908	914,760
Senior notes and debentures	Level II	3,060,735	3,386,799
Notes payable	Level II	29,728	29,334
CSC Holdings total debt instruments		7,034,618	7,347,792

Cablevision senior notes	Level II	2,802,093	3,133,318
Cablevision total debt instruments		$9,836,711	$10,481,110

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

In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 are no longer under examination.  Accordingly, in the first quarter of 2014, the Company recorded an income tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position from 2009. The statute of limitations with regard to 2009 expired on March 31, 2014.

Cablevision

Cablevision recorded income tax expense of $61,848 and $34,909 for the three and six months ended June 30, 2014, respectively, reflecting an effective tax rate of 40% and 16%, respectively.  In the first quarter of 2014, the reversal of an uncertain tax position liability resulted in a tax benefit of $53,132.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, Cablevision recorded tax benefit of $2,632 relating to the remeasurement of deferred taxes.  Cablevision recorded tax benefit of $1,709 and $751 for the three and six months ended June 30, 2014, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate would have been 42% in both periods.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Cablevision recorded income tax expense of $20,507 and $9,864 for the three and six months ended June 30, 2013, respectively, reflecting an effective tax rate of 42% and 32%, respectively.  During the six months ended June 30, 2013, an increase in research credits resulted in a tax benefit of $2,700, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  Absent the tax benefit of $2,700, the effective tax rate for the six months ended June 30, 2013 would have been 41%.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of June 30, 2014 was approximately $639,000.

CSC Holdings

CSC Holdings recorded income tax expense of $91,227 and $93,025 for the three and six months ended June 30, 2014, respectively, reflecting an effective tax rate of 41% and 26%, respectively.  In the first quarter of 2014, the reversal of an uncertain tax position liability resulted in a tax benefit of $53,132.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, Cablevision recorded tax benefit of $1,765 relating to the remeasurement of deferred taxes.  Absent these items, the effective tax rate for the six months ended June 30, 2014 would have been 42%.

CSC Holdings recorded income tax expense of $50,331 and $70,177 for the three and six months ended June 30, 2013, respectively, reflecting an effective tax rate of 42% and 40%, respectively.  During the six months ended June 30, 2013, an increase in research credits resulted in a tax benefit of $2,700, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  Absent this tax benefit of $2,700, the effective tax rate for the six months ended June 30, 2013 would have been 42%.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following assumptions were used to calculate the fair value of the stock option award granted in the first quarter of 2014:

Risk-free interest rate	2.12%
Expected life (in years)	6.5
Dividend yield	3.79%
Volatility	42.80%
Grant date fair value	$5.27

The following table summarizes activity relating to Company employees who held Cablevision stock options for the six months ended June 30, 2014:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a)
	Time Vesting Options	Performance Based Vesting Options

Balance, December 31, 2013	4,514,479	10,639,125	$13.20	7.21	$71,823
Granted(b)	2,000,000	-	17.64
Exercised	(65,886)	(1,531,505)	13.68
Forfeited/Expired	-	-	-

Balance, June 30, 2014	6,448,593	9,107,620	$13.72	7.02	$61,296

Options exercisable at June 30, 2014	2,448,593	9,107,620	$13.00	6.27	$53,936

Options expected to vest in the future	4,000,000	-	$15.81	9.18	$7,360

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on June 30, 2014 or December 31, 2013, as indicated, and June 30, 2014 in the case of options exercisable and options expected to vest in the future.
(b)	Options are scheduled to cliff vest at the end of three years and expire 10 years from the date of grant.

In addition, as of June 30, 2014, AMC Networks and Madison Square Garden employees held a total of 615,896 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2014:

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2013	4,670,513	1,534,700	$15.89
Granted	2,070,960	692,100	17.62
Vested	(652,556)	(236,600)	25.94
Awards forfeited	(606,127)	-	14.92

Unvested award balance, June 30, 2014	5,482,790	1,990,200	$15.41

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the six months ended June 30, 2014, 889,156 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 365,130 of these shares, with an aggregate value of $6,608, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

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

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012.  On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment.  On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment.  On May 5, 2014, the Court directed that expert discovery proceed with a completion date of September 30, 2014.  On May 30, 2014, the parties submitted to the Court a proposed form of class notice, which the Court approved on June 4, 2014.  Plaintiffs must next seek court approval of a class notice distribution plan.  The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

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

Other Litigation

Livingston v. Charles Dolan, et al.:  On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee.  The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012.  The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees.  Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer.  On May 2, 2014, the Court approved a briefing schedule which provides for the motions to dismiss to be fully briefed by September 24, 2014.  The individual defendants filed their motions to dismiss on June 16, 2014.  The Company does not believe that this lawsuit will have a material adverse effect on results of operations or the financial position of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net from continuing operations
Cable	$1,454,911	$1,402,392	$2,872,059	$2,758,189
Lightpath	88,030	82,469	174,784	164,945
Other	94,868	94,521	176,350	177,439
Inter-segment eliminations(a)	(9,672)	(9,763)	(19,470)	(19,726)
	$1,628,137	$1,569,619	$3,203,723	$3,080,847

Inter-segment revenues
Cable	$(436)	$(508)	$(961)	$(891)
Lightpath	(4,554)	(4,552)	(9,167)	(9,417)
Other	(4,682)	(4,703)	(9,342)	(9,418)
	$(9,672)	$(9,763)	$(19,470)	$(19,726)
Adjusted operating cash flow (deficit) from continuing operations
Cable	$478,875	$450,777	$921,907	$829,549
Lightpath	39,262	35,776	77,745	70,620
Other	(30,809)	(47,518)	(78,035)	(113,167)
	$487,328	$439,035	$921,617	$787,002
Depreciation and amortization (including impairments) included in continuing operations
Cable(b)	$(190,649)	$(186,046)	$(375,855)	$(375,192)
Lightpath(b)	(20,897)	(20,739)	(40,501)	(41,706)
Other	(9,542)	(22,484)	(19,017)	(37,300)
	$(221,088)	$(229,269)	$(435,373)	$(454,198)
Share-based compensation expense included in continuing operations
Cable	$(7,519)	$(7,454)	$(15,602)	$(17,613)
Lightpath	(1,357)	(1,571)	(2,776)	(3,406)
Other	(1,819)	(3,251)	(4,223)	(7,273)
	$(10,695)	$(12,276)	$(22,601)	$(28,292)

Restructuring credits (expense) included in continuing operations
Cable	$141	$-	$19	$-
Lightpath	11	-	15	-
Other	196	273	(701)	638
	$348	$273	$(667)	$638

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss) from continuing operations
Cable	$280,848	$257,277	$530,469	$436,744
Lightpath	17,019	13,466	34,483	25,508
Other	(41,974)	(72,980)	(101,976)	(157,102)
	$255,893	$197,763	$462,976	$305,150

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to our Cable segment.
(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating income for reportable segments	$255,893	$197,763	$462,976	$305,150

Items excluded from operating income:
CSC Holdings interest expense	(87,580)	(102,507)	(172,800)	(199,071)
CSC Holdings interest income	103	86	175	173
CSC Holdings intercompany interest income	12,014	14,769	24,027	29,539
Gain (loss) on investments, net	78,612	(2,789)	36,837	96,669
Gain (loss) on equity derivative contracts, net	(32,613)	19,206	6,036	(52,510)
Loss on extinguishment of debt and write-off of deferred financing costs	(7,687)	(6,637)	(7,687)	(6,637)
Miscellaneous, net	1,806	489	2,537	868
CSC Holdings income from continuing operations before income taxes	220,548	120,380	352,101	174,181
Cablevision interest expense	(55,662)	(56,896)	(111,398)	(113,723)
Intercompany interest expense	(12,014)	(14,769)	(24,027)	(29,539)
Cablevision interest income	4	14	6	34
Write-off of deferred financing costs, net of gain on extinguishment of debt	-	-	(611)	-
Cablevision income from continuing operations before income taxes	$152,876	$48,729	$216,071	$30,953

The following table summarizes the Company's capital expenditures by reportable segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital expenditures
Cable	$207,255	$222,513	$352,580	$421,367
Lightpath	26,097	26,324	52,967	52,738
Other	5,766	9,673	19,646	21,745
	$239,118	$258,510	$425,193	$495,850

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues, net	$1,586	$2,035	$2,910	$3,179

Operating expenses (credits):
Technical expenses, net of credits(a)	$45,714	$39,221	$91,782	$85,342
Selling, general and administrative expenses, net of credits	1,014	570	2,316	1,376
Operating expenses, net	46,728	39,791	94,098	86,718
Net charges	$45,142	$37,756	$91,188	$83,539

(a)	Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services of Madison Square Garden, and the AMC, WE tv, IFC and Sundance program services of AMC Networks on the Company's cable systems. The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 16.	SUBSEQUENT EVENTS

Cablevision Dividend

On July 29, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 5, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 15, 2014.

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

Cable

Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2014, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services.  These monthly charges include fees for cable television programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Our revenues have been negatively impacted by video subscriber declines and promotional pricing due primarily to intense competition and the continued weak economic conditions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2014, faces competition from video service provided by incumbent telephone companies, direct broadcast satellite ("DBS") service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which recently entered into an agreement to sell its Connecticut operation to Frontier Communications.  Verizon and AT&T have made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data services, voice services and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  For example, we have deployed broadband wireless network ("WiFi") access points throughout our footprint.

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

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2014, faces intense competition from other providers of high-speed data services, including Verizon and AT&T.  Verizon offers high speed data services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell its high-speed data services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell high-speed data services in the future.  Due to our high penetration (55.0% of serviceable passings at June 30, 2014) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

Our VoIP offering, which accounted for approximately 14% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2014, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Verizon offers VoIP services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell their VoIP services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell VoIP services in the future.  Due to the high penetration (45.0% of serviceable passings at June 30, 2014) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

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

Lightpath

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2014.  Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2014, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), our cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the six months ended June 30, 2014, advertising revenues accounted for 66% and circulation revenues accounted for 33% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery and digital subscriptions of the Newsday daily newspaper as well as single copy sales of Newsday through local retail outlets.

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

Non-GAAP Financial Measures

We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards of restricted shares, restricted stock units and stock options that are not expected to be made in cash.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2014		2013
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,628,137	100%	$1,569,619	100%	$58,518

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	788,317	48	764,343	49	(23,974)
Selling, general and administrative	363,187	22	378,517	24	15,330
Restructuring credits	(348)	-	(273)	-	75
Depreciation and amortization (including impairments)	221,088	14	229,269	15	8,181
Operating income	255,893	16	197,763	13	58,130
Other income (expense):
Interest expense, net	(143,135)	(9)	(159,303)	(10)	16,168
Gain (loss) on investments, net	78,612	5	(2,789)	-	81,401
Gain (loss) on equity derivative contracts, net	(32,613)	(2)	19,206	1	(51,819)
Loss on extinguishment of debt and write-off of deferred financing costs	(7,687)	-	(6,637)	-	(1,050)
Miscellaneous, net	1,806	-	489	-	1,317
Income from continuing operations before income taxes	152,876	9	48,729	3	104,147
Income tax expense	(61,848)	(4)	(20,507)	(1)	(41,341)
Income from continuing operations	91,028	6	28,222	2	62,806
Income from discontinued operations, net of income taxes	3,510	-	107,495	7	(103,985)
Net income	94,538	6	135,717	9	(41,179)
Net income attributable to noncontrolling interests	(328)	-	(358)	-	30
Net income attributable to Cablevision Systems Corporation stockholders	$94,210	6%	$135,359	9%	$(41,149)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
	Six Months Ended June 30,
	2014		2013
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$3,203,723	100%	$3,080,847	100%	$122,876

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,561,300	49	1,552,384	50	(8,916)
Selling, general and administrative	743,407	23	769,753	25	26,346
Restructuring expense (credits)	667	-	(638)	-	(1,305)
Depreciation and amortization (including impairments)	435,373	14	454,198	15	18,825
Operating income	462,976	14	305,150	10	157,826
Other income (expense):
Interest expense, net	(284,017)	(9)	(312,587)	(10)	28,570
Gain on investments, net	36,837	1	96,669	3	(59,832)
Gain (loss) on equity derivative contracts, net	6,036	-	(52,510)	(2)	58,546
Loss on extinguishment of debt and write-off of deferred financing costs	(8,298)	-	(6,637)	-	(1,661)
Miscellaneous, net	2,537	-	868	-	1,669
Income from continuing operations before income taxes	216,071	7	30,953	1	185,118
Income tax expense	(34,909)	(1)	(9,864)	-	(25,045)
Income from continuing operations	181,162	6	21,089	1	160,073
Income from discontinued operations, net of income taxes	3,076	-	98,230	3	(95,154)
Net income	184,238	6	119,319	4	64,919
Net income attributable to noncontrolling interests	(265)	-	(101)	-	(164)
Net income attributable to Cablevision Systems Corporation stockholders	$183,973	6%	$119,218	4%	$64,755

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$255,893	$197,763	$58,130
Share-based compensation	10,695	12,276	(1,581)
Restructuring credits	(348)	(273)	(75)
Depreciation and amortization (including impairments)	221,088	229,269	(8,181)
AOCF	$487,328	$439,035	$48,293

	Six Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$462,976	$305,150	$157,826
Share-based compensation	22,601	28,292	(5,691)
Restructuring expense (credits)	667	(638)	1,305
Depreciation and amortization (including impairments)	435,373	454,198	(18,825)
AOCF	$921,617	$787,002	$134,615

Comparison of Three and Six Months Ended June 30, 2014 Versus Three and Six Months Ended June 30, 2013

Consolidated Results – Cablevision Systems Corporation

We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;
•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and
•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment) for the three and six months ended June 30, 2013 that were not eliminated as a result of the Clearview Sale and the Bresnan Sale have been reclassified to the Other segment in continuing operations.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2014 increased $58,518 (4%) and $122,876 (4%), respectively, as compared to revenues, net for the same periods in 2013.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Increase in revenues of the Cable segment	$52,519	$113,870
Increase in revenues of the Lightpath segment	5,561	9,839
Increase (decrease) in revenues of the Other segment	347	(1,089)
Inter-segment eliminations	91	256
	$58,518	$122,876

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	content, production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $23,974 (3%) and $8,916 (1%), respectively, for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Increase in expenses of the Cable segment	$30,231	$25,700
Increase (decrease) in expenses of the Lightpath segment	775	(20)
Decrease in expenses of the Other segment	(7,173)	(17,180)
Inter-segment eliminations	141	416
	$23,974	$8,916

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses decreased $15,330 (4%) and $26,346 (3%), respectively, for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Decrease in expenses of the Cable segment	$(5,745)	$(6,199)
Increase in expenses of the Lightpath segment	1,086	2,104
Decrease in expenses of the Other segment	(10,621)	(22,091)
Inter-segment eliminations	(50)	(160)
	$(15,330)	$(26,346)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) decreased $8,181 (4%) and $18,825 (4%) for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Increase in expenses of the Cable segment	$4,603	$663
Increase (decrease) in expenses of the Lightpath segment	158	(1,205)
Decrease in expenses of the Other segment	(12,942)	(18,283)
	$(8,181)	$(18,825)

Adjusted operating cash flow increased $48,293 (11%) and $134,615 (17%), for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Increase in AOCF of the Cable segment	$28,098	$92,358
Increase in AOCF of the Lightpath segment	3,486	7,125
Increase in AOCF of the Other segment	16,709	35,132
	$48,293	$134,615

Interest expense, net decreased $16,168 (10%) and $28,570 (9%) for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Decrease due to lower average interest rates on our indebtedness	$(5,774)	$(12,453)
Decrease due to change in average debt balances	(2,257)	(7,592)
Lower (higher) interest income	(7)	26
Other net decreases due primarily to fees related to the CSC Holdings' credit facility refinancing in 2013, and lower capital lease obligations	(8,130)	(8,551)
	$(16,168)	$(28,570)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain (loss) on investments, net of $78,612 and $36,837 for the three and six months ended June 30, 2014, respectively, and $(2,789) and $96,669 for the three and six months ended June 30, 2013, respectively, consists primarily of the increase (decrease) in the fair value of Comcast Corporation ("Comcast") common stock owned by the Company.  The effects of these gains or losses are partially offset by the losses or gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $(32,613) and $6,036 for the three and six months ended June 30, 2014, respectively, and $19,206 and $(52,510) for the three and six months ended June 30, 2013, respectively, consists of unrealized and realized gains (losses) due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are partially offset by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $7,687 and $8,298 for the three and six months ended June 30, 2014, respectively, and includes the write-off of deferred financing costs and the unamortized discount of $4,447 and $3,240, respectively, related to the $750,000 prepayment of CSC Holdings' outstanding Term B loan facility.  In addition, the six month 2014 period includes the write-off of unamortized deferred financing costs of $1,269 and a net gain of $658, net of fees recognized in connection with the repurchase of Cablevision's outstanding 5-7/8% senior notes due September 2022.  Write-off of deferred financing costs of $6,637 for the three and six months ended June 30, 2013 related to the refinancing of CSC Holdings' credit facility.

Income tax expense amounted to $61,848 and $34,909 for the three and six months ended June 30, 2014, respectively, reflecting an effective tax rate of 40% and 16%, respectively.  In the first quarter of 2014, the reversal of an uncertain tax position liability resulted in a tax benefit of $53,132.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, the Company recorded tax benefit of $2,632 relating to the remeasurement of deferred taxes.  The Company recorded tax benefit of $1,709 and $751 for the three and six months ended June 30, 2014, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate would have been 42% in both periods.

The Company recorded income tax expense of $20,507 and $9,864 for the three and six months ended June 30, 2013, respectively, reflecting an effective tax rate of 42% and 32%, respectively.  During the six months ended June 30, 2013, an increase in research credits resulted in a tax benefit of $2,700, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  Absent the tax benefit of $2,700, the effective tax rate for the six months ended June 30, 2013 would have been 41%.

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

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of June 30, 2014 was approximately $639,000.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Income from discontinued operations

Income from discontinued operations, net of income taxes, for the three and six months ended June 30, 2014 and 2013 reflects the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Litigation settlement, net of legal fees, net of income taxes	$-	$103,820	$-	$103,635
Income of Bresnan Cable, net of income taxes(a)	3,751	17,278	3,358	17,715
Loss of Clearview, including loss on sale, net of income taxes	(241)	(13,603)	(282)	(23,120)
Income from discontinued operations, net of income taxes - Cablevision	3,510	107,495	3,076	98,230
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	(1,003)	-	(1,003)
Income from discontinued operations, net of income taxes - CSC Holdings	$3,510	$106,492	$3,076	$97,227

(a)	The income for the three and six months ended June 30, 2014 represents primarily a gain recognized upon the settlement of a contingency related to Montana property taxes.

See Note 7 to our condensed consolidated financial statements for additional information regarding discontinued operations.

Business Segments Results

Cable

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,454,911	100%	$1,402,392	100%	$52,519
Technical and operating expenses (excluding depreciation and amortization shown below)	709,028	49	678,797	48	(30,231)
Selling, general and administrative expenses	274,527	19	280,272	20	5,745
Restructuring credits	(141)	-	-	-	141
Depreciation and amortization	190,649	13	186,046	13	(4,603)
Operating income	$280,848	19%	$257,277	18%	$23,571

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$2,872,059	100%	$2,758,189	100%	$113,870
Technical and operating expenses (excluding depreciation and amortization shown below)	1,404,690	49	1,378,990	50	(25,700)
Selling, general and administrative expenses	561,064	20	567,263	21	6,199
Restructuring credits	(19)	-	-	-	19
Depreciation and amortization	375,855	13	375,192	14	(663)
Operating income	$530,469	18%	$436,744	16%	$93,725

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$280,848	$257,277	$23,571
Share-based compensation	7,519	7,454	65
Restructuring credits	(141)	-	(141)
Depreciation and amortization	190,649	186,046	4,603
AOCF	$478,875	$450,777	$28,098

	Six Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$530,469	$436,744	$93,725
Share-based compensation	15,602	17,613	(2,011)
Restructuring credits	(19)	-	(19)
Depreciation and amortization	375,855	375,192	663
AOCF	$921,907	$829,549	$92,358

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2014 increased $52,519 (4%) and $113,870 (4%), respectively, as compared to revenues, net for the same periods in 2013.  The net increases are attributable to the following:

	Three Months Ended June 30,		Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)

Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$805,852	$793,154	$12,698	2%
High-speed data	354,376	337,942	16,434	5
Voice	226,833	211,472	15,361	7
Advertising	41,046	36,588	4,458	12
Other (including installation, advertising sales commissions, home shopping, and other products)	26,804	23,236	3,568	15
Total Cable	$1,454,911	$1,402,392	$52,519	4%

	Six Months Ended June 30,		Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)

Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$1,599,298	$1,559,686	$39,612	3%
High-speed data	701,275	668,347	32,928	5
Voice	446,955	420,104	26,851	6
Advertising	72,709	63,689	9,020	14
Other (including installation, advertising sales commissions, home shopping, and other products)	51,822	46,363	5,459	12
Total Cable	$2,872,059	$2,758,189	$113,870	4%

The net revenue increases for the three and six months ended June 30, 2014 as compared to the same periods in the prior year were due primarily to rate increases:  (i) for certain high-speed data services implemented during the first quarter of 2013, (ii) for certain video services implemented during the second and third quarters of 2013, (iii) for certain video, high-speed data and voice services implemented during the first quarter of 2014 and (iv) for certain video services implemented in the second quarter of 2014, and less promotional activity as a result of continued disciplined pricing policies.  In addition, advertising revenue increased due to strong gaming, auto and travel sectors and other revenue.  Partially offsetting these increases was a decrease in revenue due to a decline in video customers for the three and six months ended June 30, 2014.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents certain statistical information as of June 30, 2014, March 31, 2014 and June 30, 2013 for our cable television systems:

	June 30, 2014	March 31, 2014	June 30, 2013(a)
	(in thousands)

Total customers	3,165	3,186	3,224
Video customers	2,771	2,799	2,868
High-speed data customers	2,779	2,788	2,787
Voice customers	2,273	2,280	2,290
Serviceable passings	5,052	5,048	5,004

Average monthly revenue per customer ("RPC")(b)	$152.72	$148.22	$144.74

Average monthly revenue per video customer ("RPS")(b)	$174.14	$168.34	$162.42

(a)	Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy whose billing we decided to suspend temporarily during restoration of their homes. These customers represent approximately 2 thousand total, high-speed data and voice customers, respectively.
(b)	RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable television systems for the respective period. RPS is calculated using these same revenues divided by the average number of video customers for the respective period.

The following table reflects our net customer increases (decreases) for the three and six months ended June 30, 2014 and 2013 for our cable television systems:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Total customers	(20.2)	(11.3)	(22.9)	(6.2)
Video customers	(28.4)	(20.6)	(42.4)	(25.3)
High-speed data customers	(9.7)	0.8	(1.3)	23.6
Voice customers	(6.5)	2.9	1.1	25.8

We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, and the continued weak economic conditions.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.

The sequential increases in RPC of $4.50 and RPS of $5.80 in the second quarter of 2014 compared to the first quarter of 2014 is primarily related to rate increases implemented in the second quarter of 2014, less promotional activity as a result of continued disciplined pricing policies, and an increase in advertising and other revenue, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2014 increased $30,231 (4%) and $25,700 (2%), respectively, as compared to the same periods in 2013.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers	$31,968	$48,838
Increase in employee related costs, primarily merit increases in the second quarter of 2014, benefits, and an increase in the number of employees	6,486	7,008
Decrease in contractor costs due primarily to lower truck rolls	(4,552)	(18,056)
Decrease in net expenses relating to Superstorm Sandy (includes insurance recovery of $2,997 in the six months ended June 30, 2014)	(1,291)	(10,481)
Other net decreases	(2,380)	(1,609)
	$30,231	$25,700

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

Our programming costs increased 6% for the six months ended June 30, 2014 as compared to the same period in 2013 due primarily to an increase in contractual programming rates, partially offset by a decrease in video services and customers.  We anticipate a similar percentage increase in programming costs for the remainder of 2014.

Costs of field operations, which consist primarily of employee related, customer installation and repair and maintenance costs, may fluctuate as a result of changes in the level of activities and the utilization of contractors as compared to employees.  Also, employee related and customer installation costs increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs, which consist primarily of employee related, repair and maintenance and utility costs, also fluctuate as capitalizable network upgrade and enhancement activity changes.

We expect that our technical and operating expenses will continue to increase in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses decreased $5,745 (2%) and $6,199 (1%) for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Increase in advertising and marketing media placement costs	$2,264	$9,064
Increase in expenses related to long-term incentive plan awards, partially offset by a decrease in share-based compensation expense	1,700	6,905
Decrease in employee related costs related to the elimination of certain positions in the fourth quarter of 2013, partially offset by salary increases	(5,411)	(10,749)
Decrease in legal and other professional fees	(4,408)	(9,730)
Other net increases (decreases) (includes insurance recovery related to Superstorm Sandy of $922 in the six months ended June 30, 2014)	110	(1,689)
	$(5,745)	$(6,199)

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

Depreciation and amortization increased $4,603 (2%) and $663, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013.  The net increases were primarily due to the depreciation of new asset purchases, partially offset by certain assets being retired or becoming fully depreciated.

Adjusted operating cash flow increased $28,098 (6%) and $92,358 (11%), for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  These increases were due primarily to an increase in revenue, net and a decrease in selling, general and administrative expense, partially offset by an increase in technical and operating expense as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Lightpath

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$88,030	100%	$82,469	100%	$5,561
Technical and operating expenses (excluding depreciation and amortization shown below)	29,235	33	28,460	35	(775)
Selling, general and administrative expenses	20,890	24	19,804	24	(1,086)
Restructuring credits	(11)	-	-	-	11
Depreciation and amortization	20,897	24	20,739	25	(158)
Operating income	$17,019	19%	$13,466	16%	$3,553

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$174,784	100%	$164,945	100%	$9,839
Technical and operating expenses (excluding depreciation and amortization shown below)	57,423	33	57,443	35	20
Selling, general and administrative expenses	42,392	24	40,288	24	(2,104)
Restructuring credits	(15)	-	-	-	15
Depreciation and amortization	40,501	23	41,706	25	1,205
Operating income	$34,483	20%	$25,508	15%	$8,975

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$17,019	$13,466	$3,553
Share-based compensation	1,357	1,571	(214)
Restructuring credits	(11)	-	(11)
Depreciation and amortization	20,897	20,739	158
AOCF	$39,262	$35,776	$3,486

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$34,483	$25,508	$8,975
Share-based compensation	2,776	3,406	(630)
Restructuring credits	(15)	-	(15)
Depreciation and amortization	40,501	41,706	(1,205)
AOCF	$77,745	$70,620	$7,125

Revenues, net for the three and six months ended June 30, 2014 increased $5,561 (7%) and $9,839 (6%), respectively, as compared to revenues, net for the same periods in 2013.  The net revenue increases were derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.

Technical and operating expenses (excluding depreciation and amortization shown below) increased $775 (3%) for the three months and decreased $20 for the six months ended June 30, 2014 as compared to the same periods in 2013.  The net changes are attributable primarily to increases in employee costs and costs of temporary help, offset by a decrease in voice related fees.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.

Selling, general and administrative expenses increased $1,086 (5%) and $2,104 (5%) for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  The net increases are attributable primarily to an increase in employee costs, including expenses related to long-term incentive plan awards, and other expenses.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.

Depreciation and amortization increased $158 (1%) for the three months ended June 30, 2014 and decreased $1,205 (3%) for the six months ended June 30, 2014 as compared to the same periods in 2013.  The net decrease for the six months ended June 30, 2014 resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Adjusted operating cash flow increased $3,486 (10%) and $7,125 (10%) for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  The increases were due primarily to an increase in revenue, net, partially offset by an increase in operating expenses (excluding depreciation and amortization, restructuring credits, and share-based compensation), as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$94,868	100%	$94,521	100%	$347
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	58,003	61	65,176	69	7,173
Selling, general and administrative expenses	69,493	73	80,114	85	10,621
Restructuring credits	(196)	-	(273)	-	(77)
Depreciation and amortization (including impairments)	9,542	10	22,484	24	12,942
Operating loss	$(41,974)	(44)%	$(72,980)	(77)%	$31,006

	Six Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$176,350	100%	$177,439	100%	$(1,089)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	115,228	65	132,408	75	17,180
Selling, general and administrative expenses	143,380	81	165,471	93	22,091
Restructuring expense (credits)	701	-	(638)	-	(1,339)
Depreciation and amortization (including impairments)	19,017	11	37,300	21	18,283
Operating loss	$(101,976)	(58)%	$(157,102)	(89)%	$55,126

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(41,974)	$(72,980)	$31,006
Share-based compensation	1,819	3,251	(1,432)
Restructuring credits	(196)	(273)	77
Depreciation and amortization (including impairments)	9,542	22,484	(12,942)
AOCF deficit	$(30,809)	$(47,518)	$16,709

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(101,976)	$(157,102)	$55,126
Share-based compensation	4,223	7,273	(3,050)
Restructuring expense (credits)	701	(638)	1,339
Depreciation and amortization (including impairments)	19,017	37,300	(18,283)
AOCF deficit	$(78,035)	$(113,167)	$35,132

Revenues, net increased $347 for the three months ended June 30, 2014 and decreased $1,089 (1%) for the six months ended June 30, 2014, as compared to revenues, net for the same periods in 2013.  The net increases (decreases) are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Decrease in revenues at Newsday due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(2,972)	$(7,966)
Increase in revenues, primarily advertising revenues at News 12 Networks	3,465	6,659
Decrease in other revenues	(561)	(662)
Intra-segment eliminations	415	880
	$347	$(1,089)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and six months ended June 30, 2014 decreased $7,173 (11%) and $17,180 (13%), respectively, as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Decrease in expenses due to reduced activities at certain businesses, including MSG Varsity (see discussion below)	$(4,569)	$(11,686)
Decrease in costs at Newsday (from $46,041 to $43,827 for the three month period and $90,923 to $86,628 for the six month period due primarily to lower editorial content, employee related, newsprint and ink expenses)	(2,214)	(4,295)
Other net decreases	(390)	(1,199)
	$(7,173)	$(17,180)

The activities of MSG Varsity have been significantly curtailed.  Additionally, it is no longer an operating segment.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses decreased $10,621 (13%) and $22,091 (13%) for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2014

Decrease in expenses due to reduced activities at certain businesses, including MSG Varsity (see discussion above)	$(6,100)	$(12,605)
Decrease in corporate costs, primarily employee related costs, net of allocations to business units	(1,201)	(5,309)
Decrease in expenses at Newsday (from $26,888 to $24,048 for the three month period and from $55,267 to $50,553 for the six month period due primarily to lower employee related, marketing, and property tax expenses)	(2,840)	(4,714)
Other net decreases	(895)	(343)
Intra-segment eliminations	415	880
	$(10,621)	$(22,091)

Prior to the Clearview Sale and the Bresnan Sale, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $4,514 and $9,117 for the three and six months ended June 30, 2013, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment).  Such expenses were not eliminated as a result of the Clearview Sale and the Bresnan Sale and have remained or have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the three and six months ended June 30, 2014 decreased $12,942 (58%) and $18,283 (49%), respectively, as compared to the same periods in 2013.  The net decreases consist of a decrease in impairment charges of $8,780 and $10,136, respectively, and a decrease in depreciation and amortization due to certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Adjusted operating cash flow deficit decreased $16,709 (35%) and $35,132 (31%) for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 (including Newsday's AOCF deficit of $608 and $11,346 for the three and six months ended June 30, 2014 compared to AOCF deficit of $2,403 and $12,166, for the three and six months ended June 30, 2013).  The decreases in AOCF deficit were due primarily to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, partially offset by a decrease in revenues in the six-month period, net.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to Cablevision Systems Corporation stockholders	$94,210	$135,359	$183,973	$119,218
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of income	55,662	56,896	111,398	113,723
Interest income related to cash held at Cablevision	(4)	(14)	(6)	(34)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	12,014	14,769	24,027	29,539
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	-	-	611	-
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(29,379)	(29,824)	(58,116)	(60,313)
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	(1,003)	-	(1,003)
Net income attributable to CSC Holdings, LLC's sole member	$132,503	$176,183	$261,887	$201,130

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $707,478 for the six months ended June 30, 2014 compared to $501,566 for the six months ended June 30, 2013.  The 2014 cash provided by operating activities resulted from $616,535 of income before depreciation and amortization (including impairments) from continuing operations and $105,697 of non-cash items.  Partially offsetting these increases was a decrease in cash of $12,618 as a result of a decrease in accounts payable and other liabilities and a decrease in cash as a result of a $2,136 increase in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2013 cash provided by operating activities resulted from $475,287 of income before depreciation and amortization (including impairments) from continuing operations, $40,818 of non-cash items and a $31,135 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $45,674 as a result of a decrease in accounts payable and other liabilities.

The increase in cash provided by operating activities of $205,912 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $206,127, partially offset by a decrease of $215 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $423,140 compared to $494,285 for the six months ended June 30, 2013.  The 2014 investing activities consisted primarily of $425,193 of capital expenditures ($352,580 of which relates to our Cable segment), partially offset by other net cash receipts of $2,053.

The 2013 investing activities consisted primarily of $495,850 of capital expenditures ($421,367 of which relates to our Cable segment), partially offset by other net cash receipts of $1,565.

Financing Activities

Net cash used in financing activities amounted to $78,791 for the six months ended June 30, 2014 compared to $62,098 for the six months ended June 30, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $759,861, dividend distributions to common stockholders of $80,630, payments to repurchase senior notes, including fees, of $27,173, payments of deferred financing costs of $13,579, principal payments on capital lease obligations of $7,030, payments of $6,608 related to the net share settlement of restricted stock awards, repayments of notes payable of $2,306, and distributions to non-controlling interests of $778, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $47,269, proceeds from stock option exercises of $21,159 and an excess tax benefit related to share-based awards of $746.

In 2013, the Company's financing activities consisted primarily of dividend payments to common stockholders of $81,242, additions to deferred financing costs of $26,535, payments of $11,384 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $7,505, and other distributions to non-controlling interests of $250, partially offset by cash receipts from net proceeds from collateralized indebtedness of $38,337, net proceeds from credit facility debt of $22,759 and proceeds from stock option exercises of $3,722.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $834,011 for the six months ended June 30, 2014 compared to $662,293 for the six months ended June 30, 2013.  The 2014 cash provided by operating activities resulted from $694,449 of income before depreciation and amortization (including impairments) from continuing operations, a $110,606 decrease in current and other assets and a $30,197 increase in accounts payable and other liabilities.  These increases were partially offset by non-cash items of $1,241.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2013 cash provided by operating activities resulted from $558,202 of income before depreciation and amortization (including impairments) from continuing operations, $50,346 of non-cash items, and an $87,855 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $34,110 as a result of a decrease in accounts payable and other liabilities.

The increase in cash provided by operating activities of $171,718 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, resulted from an increase in income before depreciation and amortization (including impairments) from continuing operations and other non-cash items of $84,660 and an increase of $87,058 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $423,140 compared to $494,285 for the six months ended June 30, 2013.  The 2014 investing activities consisted primarily of $425,193 of capital expenditures ($352,580 of which relates to our Cable segment), partially offset by other net cash receipts of $2,053.

The 2013 investing activities consisted primarily of $495,850 of capital expenditures ($421,367 of which relates to our Cable segment), partially offset by other net cash receipts of $1,565.

Financing Activities

Net cash used in financing activities amounted to $203,017 for the six months ended June 30, 2014 compared to $196,079 for the six months ended June 30, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $759,861, distributions to Cablevision of $218,319, payments of deferred financing costs of $13,579, principal payments on capital lease obligations of $7,030, repayments of notes payable of $2,306, and distributions to non-controlling interests of $778, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $47,269, and an excess tax benefit related to share-based awards of $1,587.

In 2013, the Company's financing activities consisted primarily of net distributions to Cablevision of $231,645, additions to deferred financings costs of $26,535, principal payments on capital lease obligations of $7,505 and other cash payments of $250, partially offset by cash receipts from net proceeds from collateralized indebtedness of $38,337, net proceeds from credit facility debt of $22,759 and the net effect of excess tax benefit related to share-based awards of $8,760.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $982 for the six months ended June 30, 2014 compared to a cash inflow of $171,717 for the six months ended June 30, 2013.

Operating Activities

Net cash used in operating activities from discontinued operations amounted to $786 for the six months ended June 30, 2014 compared to net cash provided by operating activities of $224,528 for the six months ended June 30, 2013.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2013 cash provided by operating activities resulted from income of $142,777 before depreciation and amortization (including impairments), $83,754 of non-cash items, and a $2,368 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $4,371 resulting from an increase in current and other assets.

Investing Activities

Net cash used in investing activities of discontinued operations amounted to $196 and $28,683 for the six months ended June 30, 2014 and 2013, respectively.  The 2013 investing activities consisted primarily of capital expenditures of $30,068, partially offset by other net cash receipts of $1,385.

Financing Activities

Net cash used in financing activities of discontinued operations for the six months ended June 30, 2013 of $38,735 represented repayments of credit facility debt.

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

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $91,550 under our credit facilities, senior notes, capital leases, and notes payable as of June 30, 2014.  However, competition and market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), as well as interest expense and capital expenditures as of and for the six months ended June 30, 2014:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$2,530,247	$480,000	$-	$3,010,247	$-	$-	$3,010,247
Senior notes and debentures	3,060,735	-	-	3,060,735	3,413,548	(611,455)	5,862,828
Collateralized indebtedness relating to stock monetizations	-	-	933,908	933,908	-	-	933,908
Capital lease obligations	38,347	555	-	38,902	-	-	38,902
Notes payable	29,728	-	-	29,728	-	-	29,728
Total debt	$5,659,057	$480,555	$933,908	$7,073,520	$3,413,548	$(611,455)	$9,875,613
Interest expense	$141,348	$9,426	$22,026	$172,800	$135,425	$(24,027)	$284,198
Capital expenditures	$418,677	$2,942	$3,574	$425,193	$-	$-	$425,193

(a)	CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at June 30, 2014. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.
(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of June 30, 2014 and December 31, 2013:

		Interest Rate at June 30, 2014	Amounts Payable on or prior to June 30, 2015	Carrying Value at
	Maturity Date			June 30, 2014	December 31, 2013
Restricted Group:
Revolving loan facility	April 17, 2018	-%	$-	$-	$-
Term A loan facility	April 17, 2018	2.15%	47,926	958,510	958,510
Term B loan facility(a)	April 17, 2020	2.65%	15,943	1,571,737	2,327,635
Restricted Group credit facility debt			63,869	2,530,247	3,286,145

Newsday:
Floating rate term loan facility	October 12, 2016	3.65%	-	480,000	480,000
Total credit facility debt			$63,869	$3,010,247	$3,766,145

(a)	The unamortized discount related to the Term B loan facility amounted to $6,652 and $10,615 at June 30, 2014 and December 31, 2013, respectively.

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television video, high-speed data, and our VoIP services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and voice services (including enhancements to its service offerings such as WiFi); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's revolving credit facility.

The Restricted Group has a credit agreement which provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility.  At June 30, 2014, $71,509 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,491 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital Expenditures

Consumer premise equipment	$68,191	$78,361	$124,995	$162,087
Scalable infrastructure	72,030	76,844	118,859	131,181
Line extensions	7,428	7,992	8,664	13,950
Upgrade/rebuild	11,772	10,710	19,391	16,997
Support	47,834	48,606	80,671	97,152
Total Cable	207,255	222,513	352,580	421,367
Lightpath	26,097	26,324	52,967	52,738
Other	5,766	9,673	19,646	21,745
	$239,118	$258,510	$425,193	$495,850

Capital expenditures for the three and six months ended June 30, 2014 decreased $19,392 (8%) and $70,657 (14%), respectively, as compared to the same periods in 2013.  These decreases were primarily related to lower purchases of customer premise and other equipment and a net decrease in expenditures related to various network projects.

Monetization Contract Maturities

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Issuance of Debt Securities

In May 2014, CSC Holdings issued $750,000 aggregate principal amount of 5-1/4% senior notes due June 1, 2024 (the "2024 Notes").  The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of CSC Holdings' other existing and future unsecured and unsubordinated indebtedness.  CSC Holdings may redeem all or a portion of the 2024 Notes at any time at a price equal to 100% of the principal amount of the 2024 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  CSC Holdings used the net proceeds from the issuance of the 2024 Notes, as well as cash on hand, to make a $750,000 prepayment on its outstanding Term B loan facility.  In connection with the issuance of the 2024 Notes, the Company incurred deferred financing costs of approximately $14,164, which are being amortized to interest expense over the term of the 2024 Notes.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Repurchases of Cablevision Senior Notes

In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5-7/8% Senior Notes due 2022.  These notes were classified as a current liability on Cablevision's balance sheet at December 31, 2013.

Common Stock Repurchases

Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the six months ended June 30, 2014, Cablevision did not repurchase any shares.  Since inception through June 30, 2014, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of June 30, 2014, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

During the six months ended June 30, 2014, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 25, 2014	$0.15	March 14, 2014	April 3, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014

Cablevision paid dividends aggregating $80,630 during the six months ended June 30, 2014, including accrued dividends on vested restricted shares of $1,548, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of June 30, 2014, up to approximately $6,340 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2014, CSC Holdings made equity distribution cash payments to Cablevision aggregating $218,319.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest payments on its senior notes;
•	Cablevision’s repurchases of certain outstanding senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On July 29, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 5, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 15, 2014.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Commitments and Contingencies

As of June 30, 2014, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet increased to approximately $6,945,000 as compared to approximately $6,881,000 at December 31, 2013.  This increase relates primarily to renewed multi-year programming agreements entered into during the six months ended June 30, 2014, partially offset by programming commitments paid during the period.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Entities may apply the amendments in this ASU either:  (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  ASU No. 2014-12 becomes effective for the Company on January 1, 2016 with early adoption permitted.  The Company does not expect that ASU No. 2014-12 will have any impact on the Company's consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method.  Early adoption is not permitted.  ASU No. 2014-09 becomes effective for the Company on January 1, 2017.  The Company has not yet completed its evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in ASU No. 2014-08 change the criteria for reporting discontinued operations while enhancing certain disclosures.  Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be presented as discontinued operations.  In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations.  ASU No. 2014-08 will be effective for the Company on January 1, 2015 with early adoption permitted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at June 30, 2014 amounted to $3,010,247.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at June 30, 2014.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2014, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2014, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $933,908 at June 30, 2014.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of June 30, 2014, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,152,918.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $115,292.  As of June 30, 2014, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $68,837, a net liability position.  For the six months ended June 30, 2014, we recorded a net gain of $6,036 related to our outstanding equity derivative contracts and recorded an unrealized gain of $36,834 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2013, net liability position	$(143,562)
Change in fair value, net	6,036
Settlement of contracts	68,689
Fair value as of June 30, 2014, net liability position	$(68,837)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares		Hedge Price	Cap Price(b)
Deliverable	Maturity	per Share(a)	Low	High

2,668,875	2014	$34.03	$44.24	$44.24
13,407,684	2015	$38.68-$49.01	$49.57	$58.81
5,401,059	2016	$48.93-$52.39	$58.72	$68.11

(a)	Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2014, the fair value of our fixed rate debt of $7,464,211 was more than its carrying value of $6,826,464 by $637,747.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2014 would increase the estimated fair value of our fixed rate debt by $327,217 to $7,791,428.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control

During the six months ended June 30, 2014, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 6.	Exhibits

(a)          Index to Exhibits.

10.1	Amendment to Time Sharing Agreement, dated June 30, 2014, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and Charles F. Dolan.

10.2	Amendment to Time Sharing Agreement, dated July 21, 2014, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and James L. Dolan.

10.3	Amendment to Time Sharing Agreement, dated June 30, 2014, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and Gregg G. Seibert.

10.4	Amendment to Time Sharing Agreement, dated June 30, 2014, between CSC Holdings, LLC and Brian G. Sweeney.

10.5	Amendment to Time Sharing Agreement, dated June 30, 2014, between CSC Holdings, LLC and Kristin A. Dolan.

10.6	Amendment to Time Sharing Agreement, dated July 2, 2014, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and David G. Ellen.

10.7	Amendment to Aircraft Dry Lease Agreement, dated June 30, 2014, between CSC Holdings, LLC (as successor-in-interest to CSC Transport, Inc.) and Sterling Aviation, LLC.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 906 Certifications of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 5, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	August 5, 2014		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC