Form 10-Q
period 2014-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2014-11-06
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 31, 2014:

Cablevision NY Group Class A Common Stock -	219,492,319
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2014 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company", "we", "us" or "our").

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

●	the level of our revenues;
●	competition for subscribers from existing competitors (such as telephone companies, direct broadcast satellite ("DBS") distributors, and Internet-based providers) and new competitors (such as high-speed wireless providers) entering our franchise areas;
●	demand for our video, high-speed data and voice services, which is impacted by competition from other services and the other factors discussed herein;
●	industry conditions;
●	changes in the laws or regulations under which we operate;
●	the outcome of litigation and other proceedings, including the matters described in Note 13 of the combined notes to our condensed consolidated financial statements;
●	general economic conditions in the areas in which we operate;
●	the state of the market for debt securities and bank loans;
●	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
●	the level of our capital expenditures;
●	the level of our expenses, including the cost of programming;
●	future acquisitions and dispositions of assets;
●	market demand for new services;
●	demand for advertising on our cable television systems;
●	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
●	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
●	other risks and uncertainties inherent in the cable television and newspaper publishing businesses, and our other businesses;
●	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
●	the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Item 1.	Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$813,858	$702,224
Restricted cash	250	250
Accounts receivable, trade (less allowance for doubtful accounts of $13,618 and $14,614)	281,213	283,079
Prepaid expenses and other current assets	139,450	158,183
Amounts due from affiliates	2,276	1,520
Deferred tax asset	-	159,824
Investment securities pledged as collateral	577,533	419,354
Total current assets	1,814,580	1,724,434

Property, plant and equipment, net of accumulated depreciation of $9,380,805 and $9,264,848	2,962,069	2,978,353
Other receivables	1,061	1,683
Investment securities pledged as collateral	577,533	696,730
Derivative contracts	20,454	3,385
Other assets	42,206	29,184
Amortizable intangible assets, net of accumulated amortization of $84,180 and $78,047	43,854	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $54,259 and $42,602	98,000	103,367
	$6,563,745	$6,591,076

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$409,894	$422,929
Accrued liabilities	556,132	500,925
Amounts due to affiliates	29,610	30,941
Deferred tax liability	24,222	-
Deferred revenue	47,494	47,229
Liabilities under derivative contracts	49,633	99,577
Credit facility debt	61,849	47,463
Collateralized indebtedness	438,758	248,388
Capital lease obligations	15,891	12,025
Notes payable	12,958	3,744
Senior notes	9,200	27,831
Total current liabilities	1,655,641	1,441,052

Deferred revenue	4,826	5,235
Liabilities under derivative contracts	951	47,370
Other liabilities	275,813	381,830
Deferred tax liability	514,872	570,056
Credit facility debt	2,734,020	3,718,682
Collateralized indebtedness	547,425	569,562
Capital lease obligations	29,603	19,265
Notes payable	13,868	1,590
Senior notes and debentures	5,854,733	5,110,684
Total liabilities	11,631,752	11,865,326

Commitments and contingencies

Redeemable noncontrolling interests	9,006	9,294

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 299,355,863 and 292,489,017 shares issued and 219,283,149 and 213,598,590 shares outstanding	2,994	2,925
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	841,372	885,601
Accumulated deficit	(4,290,835)	(4,546,299)
	(3,445,928)	(3,657,232)
Treasury stock, at cost (80,072,714 and 78,890,427 CNYG Class A common shares)	(1,591,020)	(1,584,404)
Accumulated other comprehensive loss	(40,524)	(42,694)
Total stockholders' deficiency	(5,077,472)	(5,284,330)
Noncontrolling interest	459	786
Total deficiency	(5,077,013)	(5,283,544)
	$6,563,745	$6,591,076

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net (including revenues, net from affiliates of $1,146, $1,280, $4,056, and $4,459, respectively) (See Note 15)	$1,626,187	$1,567,837	$4,829,910	$4,648,684

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $43,799, $48,665, $135,581, and $134,007, respectively) (See Note 15)	787,628	767,377	2,348,928	2,319,761
Selling, general and administrative (including net charges from (to) affiliates of $126, $(252), $2,442, and $1,124, respectively) (See Note 15)	377,181	371,572	1,120,588	1,141,325
Restructuring expense (credits)	(137)	56	530	(582)
Depreciation and amortization (including impairments)	209,069	203,405	644,442	657,603
	1,373,741	1,342,410	4,114,488	4,118,107

Operating income	252,446	225,427	715,422	530,577

Other income (expense):
Interest expense, net	(146,442)	(145,275)	(430,459)	(457,862)
Gain on investments, net	2,151	70,222	38,988	166,891
Gain (loss) on equity derivative contracts, net	13,679	(40,750)	19,715	(93,260)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,931)	(16,509)	(10,229)	(23,146)
Miscellaneous, net	811	805	3,348	1,673
	(131,732)	(131,507)	(378,637)	(405,704)
Income from continuing operations before income taxes	120,714	93,920	336,785	124,873
Income tax expense	(48,813)	(34,172)	(83,722)	(44,036)
Income from continuing operations	71,901	59,748	253,063	80,837
Income (loss) from discontinued operations, net of income taxes	(79)	235,286	2,997	333,516
Net income	71,822	295,034	256,060	414,353
Net income attributable to noncontrolling interests	(331)	(433)	(596)	(534)
Net income attributable to Cablevision Systems Corporation stockholders	$71,491	$294,601	$255,464	$413,819

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.27	$0.23	$0.96	$0.31

Income (loss) from discontinued operations	$-	$0.90	$0.01	$1.28

Net income	$0.27	$1.13	$0.97	$1.59

Basic weighted average common shares (in thousands)	265,403	261,287	263,832	260,473

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.26	$0.22	$0.94	$0.30

Income (loss) from discontinued operations	$-	$0.88	$0.01	$1.26

Net income	$0.26	$1.10	$0.95	$1.56

Diluted weighted average common shares (in thousands)	271,269	267,558	269,625	265,487

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$71,570	$59,315	$252,467	$80,303
Income (loss) from discontinued operations, net of income taxes	(79)	235,286	2,997	333,516
Net income	$71,491	$294,601	$255,464	$413,819
Cash dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$71,822	$295,034	$256,060	$414,353

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Unrecognized gain (loss) due to remeasurement	1,637	-	(1,491)	-
Amortization of actuarial losses, net included in net periodic benefit cost	333	279	1,063	699
Settlement loss included in net periodic benefit cost	633	-	2,598	-

Comprehensive income	74,425	295,313	258,230	415,052
Comprehensive income attributable to noncontrolling interests	(331)	(433)	(596)	(534)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$74,094	$294,880	$257,634	$414,518

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$256,060	$414,353
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(2,997)	(333,516)
Depreciation and amortization (including impairments)	644,442	657,603
Gain on investments, net	(38,988)	(166,891)
Loss (gain) on equity derivative contracts, net	(19,715)	93,260
Loss on extinguishment of debt and write-off of deferred financing costs	10,229	23,146
Amortization of deferred financing costs and discounts on indebtedness	17,080	20,023
Share-based compensation expense related to equity classified awards	32,918	40,544
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	6,202	1,182
Deferred income taxes	124,669	35,606
Provision for doubtful accounts	35,994	43,135
Excess tax benefit related to share-based awards	(298)	(4,682)
Changes in other assets and liabilities	(36,592)	(10,170)
Net cash provided by operating activities	1,029,004	813,593

Cash flows from investing activities:
Capital expenditures	(629,945)	(740,944)
Proceeds related to sale of equipment, including costs of disposal	5,009	6,308
Increase in other investments	(883)	-
Additions to other intangible assets	(756)	(3,377)
Net cash used in investing activities	(626,575)	(738,013)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	-	3,296,760
Repayment of credit facility debt	(975,323)	(3,279,876)
Repayment of notes payable	(2,306)	-
Proceeds from issuance of senior notes	750,000	-
Repurchase of senior notes, including premiums and fees	(27,173)	(334,139)
Proceeds from collateralized indebtedness	416,621	438,757
Repayment of collateralized indebtedness and related derivative contracts	(342,105)	(389,464)
Proceeds from stock option exercises	43,679	14,146
Dividend distributions to common stockholders	(120,513)	(120,458)
Principal payments on capital lease obligations	(11,208)	(11,341)
Deemed repurchases of restricted stock	(6,608)	(11,439)
Additions to deferred financing costs	(14,273)	(27,080)
Distributions to noncontrolling interests, net	(1,014)	(1,311)
Excess tax benefit related to share-based awards	298	4,682
Net cash used in financing activities	(289,925)	(420,763)

Net increase (decrease) in cash and cash equivalents from continuing operations	112,504	(345,183)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(1,036)	198,934
Net cash provided by investing activities	166	644,779
Net cash used in financing activities	-	(38,735)
Effect of change in cash related to discontinued operations	-	31,893
Net increase (decrease) in cash and cash equivalents from discontinued operations	(870)	836,871

Cash and cash equivalents at beginning of year	702,224	332,610

Cash and cash equivalents at end of period	$813,858	$824,298

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$748,843	$651,058
Restricted cash	250	250
Accounts receivable, trade (less allowance for doubtful accounts of $13,618 and $14,614)	281,213	283,079
Prepaid expenses and other current assets	136,948	154,626
Amounts due from affiliates	1,974	115,538
Investment securities pledged as collateral	577,533	419,354
Total current assets	1,746,761	1,623,905

Property, plant and equipment, net of accumulated depreciation of $9,380,805 and $9,264,848	2,962,069	2,978,353
Other receivables	1,061	1,683
Investment securities pledged as collateral	577,533	696,730
Derivative contracts	20,454	3,385
Other assets	42,206	29,184
Amortizable intangible assets, net of accumulated amortization of $84,180 and $78,047	43,854	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,450	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $30,274 and $23,376	62,179	61,367
	$6,460,105	$6,448,547

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except membership unit amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$409,894	$422,929
Accrued liabilities	502,206	443,550
Amounts due to affiliates	153,828	30,887
Deferred tax liability	119,522	60,582
Deferred revenue	47,494	47,229
Liabilities under derivative contracts	49,633	99,577
Credit facility debt	61,849	47,463
Collateralized indebtedness	438,758	248,388
Capital lease obligations	15,891	12,025
Notes payable	12,958	3,744
Total current liabilities	1,812,033	1,416,374

Deferred revenue	4,826	5,235
Liabilities under derivative contracts	951	47,370
Other liabilities	272,096	377,221
Deferred tax liability	523,935	617,837
Credit facility debt	2,734,020	3,718,682
Collateralized indebtedness	547,425	569,562
Capital lease obligations	29,603	19,265
Notes payable	13,868	1,590
Senior notes and debentures	3,061,424	2,309,403
Total liabilities	9,000,181	9,082,539

Commitments and contingencies

Redeemable noncontrolling interests	9,006	9,294

Member's Deficiency:
Accumulated deficit	(2,115,197)	(2,486,073)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	217,635	496,150
	(2,509,017)	(2,601,378)
Accumulated other comprehensive loss	(40,524)	(42,694)
Total member's deficiency	(2,549,541)	(2,644,072)
Noncontrolling interest	459	786
Total deficiency	(2,549,082)	(2,643,286)
	$6,460,105	$6,448,547

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net (including revenues, net from affiliates of $1,146, $1,280, $4,056, and $4,459, respectively) (See Note 15)	$1,626,187	$1,567,837	$4,829,910	$4,648,684

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $43,799, $48,665, $135,581, and $134,007, respectively) (See Note 15)	787,628	767,377	2,348,928	2,319,761
Selling, general and administrative (including net charges from (to) affiliates of $126, $(252), $2,442, and $1,124, respectively) (See Note 15)	377,181	371,572	1,120,588	1,141,325
Restructuring expense (credits)	(137)	56	530	(582)
Depreciation and amortization (including impairments)	209,069	203,405	644,442	657,603
	1,373,741	1,342,410	4,114,488	4,118,107

Operating income	252,446	225,427	715,422	530,577

Other income (expense):
Interest expense	(90,862)	(88,516)	(263,662)	(287,587)
Interest income	12,112	14,911	36,314	44,623
Gain on investments, net	2,151	70,222	38,988	166,891
Gain (loss) on equity derivative contracts, net	13,679	(40,750)	19,715	(93,260)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,931)	(16,507)	(9,618)	(23,144)
Miscellaneous, net	811	805	3,348	1,673
	(64,040)	(59,835)	(174,915)	(190,804)
Income from continuing operations before income taxes	188,406	165,592	540,507	339,773
Income tax expense	(79,007)	(67,541)	(172,032)	(137,718)
Income from continuing operations	109,399	98,051	368,475	202,055
Income (loss) from discontinued operations, net of income taxes	(79)	235,682	2,997	332,909
Net income	109,320	333,733	371,472	534,964
Net income attributable to noncontrolling interests	(331)	(433)	(596)	(534)
Net income attributable to CSC Holdings, LLC's sole member	$108,989	$333,300	$370,876	$534,430

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$109,068	$97,618	$367,879	$201,521
Income (loss) from discontinued operations, net of income taxes	(79)	235,682	2,997	332,909
Net income	$108,989	$333,300	$370,876	$534,430

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$109,320	$333,733	$371,472	$534,964

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Unrecognized gain (loss) due to remeasurement	1,637	-	(1,491)	-
Amortization of actuarial losses, net included in net periodic benefit cost	333	279	1,063	699
Settlement loss included in net periodic benefit cost	633	-	2,598	-

Comprehensive income	111,923	334,012	373,642	535,663
Comprehensive income attributable to noncontrolling interests	(331)	(433)	(596)	(534)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$111,592	$333,579	$373,046	$535,129

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$371,472	$534,964
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(2,997)	(332,909)
Depreciation and amortization (including impairments)	644,442	657,603
Gain on investments, net	(38,988)	(166,891)
Loss (gain) on equity derivative contracts, net	(19,715)	93,260
Loss on extinguishment of debt and write-off of deferred financing costs	9,618	23,144
Amortization of deferred financing costs and discounts on indebtedness	10,941	14,264
Share-based compensation expense related to Cablevision equity classified awards	32,918	40,544
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	6,202	1,182
Deferred income taxes	(36,195)	45,834
Provision for doubtful accounts	35,994	43,135
Excess tax benefit related to share-based awards	(4,469)	(43,702)
Changes in other assets and liabilities	207,496	92,765
Net cash provided by operating activities	1,216,719	1,003,193

Cash flows from investing activities:
Capital expenditures	(629,945)	(740,944)
Proceeds related to sale of equipment, including costs of disposal	5,009	6,308
Increase in other investments	(883)	-
Additions to other intangible assets	(756)	(3,377)
Net cash used in investing activities	(626,575)	(738,013)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	-	3,296,760
Repayment of credit facility debt	(975,323)	(3,279,876)
Repayment of notes payable	(2,306)	-
Proceeds from issuance of senior notes	750,000	-
Repurchase of senior notes, including premiums and fees	-	(308,673)
Proceeds from collateralized indebtedness	416,621	438,757
Repayment of collateralized indebtedness and related derivative contracts	(342,105)	(389,464)
Distributions to Cablevision	(316,350)	(331,705)
Principal payments on capital lease obligations	(11,208)	(11,341)
Additions to deferred financing costs	(14,273)	(27,080)
Distributions to noncontrolling interests, net	(1,014)	(1,311)
Excess tax benefit related to share-based awards	4,469	43,702
Net cash used in financing activities	(491,489)	(570,231)

Net increase (decrease) in cash and cash equivalents from continuing operations	98,655	(305,051)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(1,036)	198,934
Net cash provided by investing activities	166	644,779
Net cash used in financing activities	-	(38,735)
Effect of change in cash related to discontinued operations	-	31,893
Net increase (decrease) in cash and cash equivalents from discontinued operations	(870)	836,871

Cash and cash equivalents at beginning of year	651,058	256,744

Cash and cash equivalents at end of period	$748,843	$788,564

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), through its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") owns and operates cable television systems and owns companies that provide regional news, local programming and advertising sales services for the cable television industry, provide Ethernet-based data, Internet, voice and video transport and managed services to the business market, and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments: (1) Cable, consisting principally of its video, high-speed data, and Voice over Internet Protocol ("VoIP") operations, (2) Cablevision Lightpath, Inc. ("Lightpath") which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.

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

The financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions: Cablevision has $2,802,509 of senior notes outstanding at September 30, 2014 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

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

During the nine months ended September 30, 2014, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 25, 2014	$0.15	March 14, 2014	April 3, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014
July 29, 2014	$0.15	August 15, 2014	September 5, 2014

Cablevision paid dividends aggregating $120,513 during the nine months ended September 30, 2014, including accrued dividends on vested restricted shares of $1,548, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of September 30, 2014, up to approximately $7,305 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the nine months ended September 30, 2014, CSC Holdings made cash equity distribution payments to Cablevision aggregating $316,350.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

●	Cablevision's dividends paid;
●	Cablevision's interest payments on its senior notes;
●	Cablevision's repurchases of certain outstanding senior notes; and
●	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

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

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Cablevision stockholders:

	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30, 2014		Ended September 30, 2013
	(in thousands)

Basic weighted average shares outstanding	265,403	263,832	261,287	260,473

Effect of dilution:
Stock options	3,339	3,399	4,005	2,958
Restricted stock awards	2,527	2,394	2,266	2,056
Diluted weighted average shares outstanding	271,269	269,625	267,558	265,487

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the three and nine months ended September 30, 2014, anti-dilutive shares totaling approximately 2,100,000 and 1,646,000 shares, respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 1,990,000 restricted shares for the three and nine months ended September 30, 2014 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.

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

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2014, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $45,841 and $133,096, respectively.  For the three and nine months ended September 30, 2013, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $39,834 and $117,992, respectively.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2014 and 2013, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2014	2013
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$25,412	$11,499
Intangible asset obligations	216	3,562
Property and equipment accrued but unpaid	36,852	30,162
Notes payable to vendor	34,522	1,777
Reduction in capital lease obligation as a result of not exercising a bargain purchase option	-	22,950

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	2,794	2,434

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	414,412	458,200
Income taxes paid, net	8,417	15,436

Continuing Operations - CSC Holdings:
Cash interest paid	248,444	288,863
Income taxes paid, net	8,417	15,436

Discontinued Operations - Cablevision and CSC Holdings:
Cash interest paid	-	26,606

NOTE 7.	DISCONTINUED OPERATIONS

In connection with the Bresnan Sale and Clearview Sale discussed above, the operating results of Bresnan Cable (previously included in the Company's Cable segment) and Clearview Cinemas (previously included in the Company's Other segment) have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.

Operating results of discontinued operations for the three and nine months ended September 30, 2014 and 2013 are summarized below:

Three Months Ended September 30, 2014:
Clearview Cinemas

Revenues, net	$-

Loss before income taxes	$(137)
Income tax benefit	58

Loss from discontinued operations, net of income taxes	$(79)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2014
	Bresnan Cable(a)	Clearview Cinemas	Total

Revenues, net	$-	$-	$-

Income (loss) before income taxes	$5,932	$(614)	$5,318
Income tax benefit (expense)	(2,574)	253	(2,321)

Income (loss) from discontinued operations, net of income taxes	$3,358	$(361)	$2,997

	Three Months Ended September 30, 2013
	Bresnan Cable(b)	Clearview Cinemas	Total

Revenues, net	$-	$-	$-

Income (loss) before income taxes	$411,867	$(1,452)	$410,415
Income tax benefit (expense)	(175,703)	574	(175,129)
Income (loss) from discontinued operations, net of income taxes - Cablevision	236,164	(878)	235,286
Income tax expense recognized at Cablevision, not applicable to CSC Holdings	396	-	396
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$236,560	$(878)	$235,682

	Nine Months Ended September 30, 2013
	Bresnan Cable(b)	Clearview Cinemas(c)(e)	Litigation Settlement(d)	Total

Revenues, net	$262,323	$27,307	$-	$289,630

Income (loss) before income taxes	$441,917	$(40,543)	$173,687	$575,061
Income tax benefit (expense)	(188,038)	16,545	(70,052)	(241,545)
Income (loss) from discontinued operations, net of income taxes - Cablevision	253,879	(23,998)	103,635	333,516
Income tax expense (benefit) recognized at Cablevision, not applicable to CSC Holdings	396	-	(1,003)	(607)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$254,275	$(23,998)	$102,632	$332,909

(a)	Represents primarily a gain recognized upon the settlement of a contingency related to Montana property taxes.
(b)	Includes the pretax gain recognized in connection with the Bresnan Sale of approximately $410,000.
(c)	Includes the pretax loss recognized in connection with the Clearview Sale of approximately $18,900.
(d)	Represents primarily the proceeds from the final allocation of the DISH Network, LLC litigation settlement.
(e)	As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero. The Company determined the fair value of the Clearview business, which was a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 8.	DEBT

Repayment of Credit Facility Debt – CSC Holdings

In September 2014, CSC Holdings made a prepayment of $200,000 on its outstanding Term B loan facility with cash on hand.  In connection with the prepayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of $814 and wrote-off unamortized deferred financing costs related to this loan facility of $1,117.

Repurchases of Senior Notes - Cablevision

In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5-7/8% Senior Notes due 2022 (the “2022 Notes”).  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $658, net of fees and wrote-off approximately $1,269 of unamortized deferred financing costs associated with these notes.  These notes were classified as a current liability on Cablevision's balance sheet at December 31, 2013.

In October 2014, Cablevision repurchased with cash on hand an additional $9,200 aggregate principal amount of the 2022 Notes.  These notes were classified as a current liability on Cablevision's balance sheet at September 30, 2014.

Issuance of Debt Securities – CSC Holdings

In May 2014, CSC Holdings issued $750,000 aggregate principal amount of 5-1/4% senior notes due June 1, 2024 (the "2024 Notes").  The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of CSC Holdings' other existing and future unsecured and unsubordinated indebtedness.  CSC Holdings may redeem all or a portion of the 2024 Notes at any time at a price equal to 100% of the principal amount of the 2024 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  CSC Holdings used the net proceeds from the issuance of the 2024 Notes, as well as cash on hand, to make a $750,000 prepayment on its outstanding Term B loan facility.  In connection with the issuance of the 2024 Notes, the Company incurred deferred financing costs of approximately $14,273, which are being amortized to interest expense over the term of the 2024 Notes.  In connection with the prepayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of approximately $3,240 and wrote-off unamortized deferred financing costs related to this loan facility of approximately $4,447.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Fair Value at September 30, 2014	Fair Value at December 31, 2013

Prepaid forward contracts	Current derivative contracts	$-	$-	$49,633	$99,577

Prepaid forward contracts	Long-term derivative contracts	20,454	3,385	951	47,370

Total derivative contracts		$20,454	$3,385	$50,584	$146,947

These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain (loss) of $13,679 and $19,715, respectively, for the three and nine months ended September 30, 2014 and $(40,750) and $(93,260), respectively, for the three and nine months ended September 30, 2013 have been reflected in gain (loss) on equity derivative contracts, net in the accompanying condensed consolidated statements of income.

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the nine months ended September 30, 2014.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	8,069,934

Collateralized indebtedness settled	$(248,388)
Derivative contracts settled	(93,717)
(342,105)
Proceeds from new monetization contracts	416,621
Net cash receipt	$74,516

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 10.	FAIR VALUE MEASUREMENT

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

●	Level I - Quoted prices for identical instruments in active markets.
●	Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
●	Level III - Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Level I	Level II	Level III	Total
Assets:

Money market funds	$697,307	$-	$-	$697,307
Investment securities	141	-	-	141
Investment securities pledged as collateral	1,155,066	-	-	1,155,066
Prepaid forward contracts	-	20,454	-	20,454

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	50,584	-	50,584

	At December 31, 2013
	Level I	Level II	Level III	Total
Assets:

Money market funds	$608,225	$-	$-	$608,225
Investment securities	138	-	-	138
Investment securities pledged as collateral	1,116,084	-	-	1,116,084
Prepaid forward contracts	-	3,385	-	3,385

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	146,947	-	146,947

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		September 30, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$611,455	$667,008

Debt instruments:
Credit facility debt(b)	Level II	$2,795,869	$2,801,437
Collateralized indebtedness	Level II	986,183	960,858
Senior notes and debentures	Level II	3,061,424	3,279,405
Notes payable	Level II	26,826	26,564
CSC Holdings total debt instruments		6,870,302	7,068,264

Cablevision senior notes	Level II	2,802,509	2,999,852
Cablevision total debt instruments		$9,672,811	$10,068,116

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

Cablevision

Cablevision recorded income tax expense of $48,813 and $83,722 for the three and nine months ended September 30, 2014, respectively, reflecting an effective tax rate of 40% and 25%, respectively.  In the first quarter of 2014, the reversal of an uncertain tax position liability resulted in a tax benefit of $53,132.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, in the first quarter of 2014, Cablevision recorded tax benefit of $2,632 relating to the remeasurement of deferred taxes.  Absent these items, the effective tax rate for the nine months ended September 30, 2014 would have been 41%.

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

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of September 30, 2014 was approximately $471,000.

CSC Holdings

CSC Holdings recorded income tax expense of $79,007 and $172,032 for the three and nine months ended September 30, 2014, respectively, reflecting an effective tax rate of 42% and 32%, respectively.  In the first quarter of 2014, the reversal of an uncertain tax position liability resulted in a tax benefit of $53,132.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, in the first quarter of 2014, CSC Holdings recorded tax benefit of $1,765 relating to the remeasurement of deferred taxes.  Absent these items, the effective tax rate for the nine months ended September 30, 2014 would have been 42%.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following assumptions were used to calculate the fair value of the stock option award granted in the first quarter of 2014:

Risk-free interest rate	2.12%

Expected life (in years)	6.5

Dividend yield	3.79%

Volatility	42.80%

Grant date fair value	$5.27

The following table summarizes activity relating to Company employees who held Cablevision stock options for the nine months ended September 30, 2014:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2013	4,514,479	10,639,125	$13.20	7.21	$71,823
Granted(b)	2,000,000	-	17.64
Exercised	(1,184,147)	(2,398,675)	11.33
Forfeited/Expired	-	-	-

Balance, September 30, 2014	5,330,332	8,240,450	14.35	7.33	$43,374

Options exercisable at September 30, 2014	1,330,332	8,240,450	13.74	6.65	$36,314

Options expected to vest in the future	4,000,000	-	15.81	8.93	$7,060

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2014 or December 31, 2013, as indicated, and September 30, 2014 in the case of options exercisable and options expected to vest in the future.
(b)	Options are scheduled to cliff vest at the end of three years and expire 10 years from the date of grant.

In addition, as of September 30, 2014, AMC Networks and Madison Square Garden employees held a total of 152,626 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the nine months ended September 30, 2014:

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2013	4,670,513	1,534,700	$15.89
Granted	2,070,960	692,100	17.62
Vested	(652,556)	(236,600)	25.94
Awards forfeited	(817,157)	-	15.16

Unvested award balance, September 30, 2014	5,271,760	1,990,200	$15.40

During the nine months ended September 30, 2014, 889,156 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 365,130 of these shares, with an aggregate value of $6,608, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012.  On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment.  On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment.  On May 5, 2014, the Court directed that expert discovery commence.  Expert discovery is proceeding.  On May 30, 2014, the Court approved the form of class notice, and on October 7, 2014, approved the class notice distribution plan.  The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

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

Other Litigation

Livingston v. Charles Dolan, et al.:  On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee.  The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012.  The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees.  Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer.  The motions to dismiss filed by the individual defendants have been fully briefed.  A decision by the Court is pending.  The Company does not believe that this lawsuit will have a material adverse effect on results of operations or the financial position of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net from continuing operations
Cable	$1,458,696	$1,406,963	$4,330,755	$4,165,152
Lightpath	87,887	82,651	262,671	247,596
Other	88,585	87,624	264,935	265,063
Inter-segment eliminations(a)	(8,981)	(9,401)	(28,451)	(29,127)
	$1,626,187	$1,567,837	$4,829,910	$4,648,684

Inter-segment revenues
Cable	$(463)	$(526)	$(1,424)	$(1,417)
Lightpath	(3,870)	(4,190)	(13,037)	(13,607)
Other	(4,648)	(4,685)	(13,990)	(14,103)
	$(8,981)	$(9,401)	$(28,451)	$(29,127)

Adjusted operating cash flow (deficit) from continuing operations
Cable	$470,602	$447,674	$1,392,509	$1,277,223
Lightpath	39,038	38,566	116,783	109,186
Other	(37,945)	(45,100)	(115,980)	(158,267)
	$471,695	$441,140	$1,393,312	$1,228,142

Depreciation and amortization (including impairments) included in continuing operations
Cable(b)	$(178,779)	$(184,135)	$(554,634)	$(559,327)
Lightpath(b)	(20,903)	(20,397)	(61,404)	(62,103)
Other(c)	(9,387)	1,127	(28,404)	(36,173)
	$(209,069)	$(203,405)	$(644,442)	$(657,603)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense included in continuing operations
Cable	$(6,858)	$(7,699)	$(22,460)	$(25,312)
Lightpath	(1,233)	(1,536)	(4,009)	(4,942)
Other	(2,226)	(3,017)	(6,449)	(10,290)
	$(10,317)	$(12,252)	$(32,918)	$(40,544)

Restructuring credits (expense) included in continuing operations
Cable	$-	$-	$19	$-
Lightpath	-	-	15	-
Other	137	(56)	(564)	582
	$137	$(56)	$(530)	$582

Operating income (loss) from continuing operations
Cable	$284,965	$255,840	$815,434	$692,584
Lightpath	16,902	16,633	51,385	42,141
Other	(49,421)	(47,046)	(151,397)	(204,148)
	$252,446	$225,427	$715,422	$530,577

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to our Cable segment.
(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.
(c)	The three and nine months ended September 30, 2013 amounts include a reduction in depreciation expense recorded in the three month period ended September 30, 2013 related to prior periods of $13,201 and $10,690, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating income for reportable segments	$252,446	$225,427	$715,422	$530,577

Items excluded from operating income:
CSC Holdings interest expense	(90,862)	(88,516)	(263,662)	(287,587)
CSC Holdings interest income	99	141	274	314
CSC Holdings intercompany interest income	12,013	14,770	36,040	44,309
Gain on investments, net	2,151	70,222	38,988	166,891
Gain (loss) on equity derivative contracts, net	13,679	(40,750)	19,715	(93,260)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,931)	(16,507)	(9,618)	(23,144)
Miscellaneous, net	811	805	3,348	1,673
CSC Holdings income from continuing operations before income taxes	188,406	165,592	540,507	339,773
Cablevision interest expense	(55,685)	(56,908)	(167,083)	(170,631)
Intercompany interest expense	(12,013)	(14,770)	(36,040)	(44,309)
Cablevision interest income	6	8	12	42
Write-off of deferred financing costs, net of gain on extinguishment of debt	-	(2)	(611)	(2)
Cablevision income from continuing operations before income taxes	$120,714	$93,920	$336,785	$124,873

The following table summarizes the Company's capital expenditures by reportable segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital expenditures
Cable	$168,446	$209,224	$521,026	$630,591
Lightpath	28,434	29,211	81,401	81,949
Other	7,872	6,659	27,518	28,404
	$204,752	$245,094	$629,945	$740,944

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues, net	$1,146	$1,280	$4,056	$4,459

Operating expenses (credits):
Technical expenses, net of credits(a)	$43,799	$48,665	$135,581	$134,007

Selling, general and administrative expenses, net of credits	126	(252)	2,442	1,124

Operating expenses, net	43,925	48,413	138,023	135,131

Net charges	$42,779	$47,133	$133,967	$130,672

(a)	Technical expenses include primarily costs incurred by the Company for the carriage of the Fuse program services (through June 30, 2014) and the MSG networks of Madison Square Garden, and the AMC, WE tv, IFC and Sundance program services of AMC Networks on the Company's cable systems. The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 16.	SUBSEQUENT EVENTS

Cablevision Dividend

On November 5, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on December 12, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 21, 2014.

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

Cable

Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2014, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services.  These monthly charges include fees for cable television programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Our revenues have been negatively impacted by subscriber declines and promotional pricing due primarily to intense competition and the continued weak economic conditions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2014, faces competition from video service provided by incumbent telephone companies, direct broadcast satellite ("DBS") service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and Frontier Communications Corp ("Frontier"), which recently acquired AT&T Inc.’s ("AT&T") Connecticut operation.  Verizon and Frontier have made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data services, voice services and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  For example, we have deployed broadband wireless network ("WiFi") access points throughout our footprint.

Verizon and Frontier offer video programming as well as voice and high-speed data services to customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon is currently able to sell a fiber-based video service to at least half of the households in our service area.   Verizon's build out and video sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has also built its fiber network to areas where we believe it is not currently able to sell its fiber-based video service.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video in the future. Frontier offers video service in competition with us in most of our Connecticut service area.  Verizon and Frontier also market DBS services in our service area.  This competition with Verizon and Frontier negatively impacts our video revenue in these areas and will continue to do so in the future.  Each of these companies has significantly greater financial resources than we do.

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2014, faces intense competition from other providers of high-speed data services, including Verizon and Frontier.  Verizon offers high-speed data services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell its high-speed data services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell high-speed data services in the future.  Due to our high penetration (54.4% of serviceable passings at September 30, 2014) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

Our VoIP offering, which accounted for approximately 14% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2014, faces intense competition from other providers of voice services, including carriers such as Verizon and Frontier.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Verizon offers VoIP services to customers in our footprint in areas where it is currently able to sell fiber-based video service as well as areas where it is not currently able to sell fiber-based video service.  Additionally, Verizon has also built its fiber network in areas where we believe it is not currently able to sell their VoIP services.  Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell VoIP services in the future.  Due to the high penetration (44.2% of serviceable passings at September 30, 2014) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.

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

Lightpath

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2014.  Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2014, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), our cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the nine months ended September 30, 2014, advertising revenues accounted for 65% and circulation revenues accounted for 34% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery and digital subscriptions of the Newsday daily newspaper as well as single copy sales of the Newsday daily newspaper through local retail outlets.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,626,187	100%	$1,567,837	100%	$58,350

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	787,628	48	767,377	49	(20,251)
Selling, general and administrative	377,181	23	371,572	24	(5,609)
Restructuring expense (credits)	(137)	-	56	-	193
Depreciation and amortization (including impairments)	209,069	13	203,405	13	(5,664)
Operating income	252,446	16	225,427	14	27,019
Other income (expense):
Interest expense, net	(146,442)	(9)	(145,275)	(9)	(1,167)
Gain on investments, net	2,151	-	70,222	4	(68,071)
Gain (loss) on equity derivative contracts, net	13,679	1	(40,750)	(3)	54,429
Loss on extinguishment of debt and write-off of deferred financing costs	(1,931)	-	(16,509)	(1)	14,578
Miscellaneous, net	811	-	805	-	6
Income from continuing operations before income taxes	120,714	7	93,920	6	26,794
Income tax expense	(48,813)	(3)	(34,172)	(2)	(14,641)
Income from continuing operations	71,901	4	59,748	4	12,153
Income (loss) from discontinued operations, net of income taxes	(79)	-	235,286	15	(235,365)
Net income	71,822	4	295,034	19	(223,212)
Net income attributable to noncontrolling interests	(331)	-	(433)	-	102
Net income attributable to Cablevision Systems Corporation stockholders	$71,491	4%	$294,601	19%	$(223,110)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$4,829,910	100%	$4,648,684	100%	$181,226

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,348,928	49	2,319,761	50	(29,167)
Selling, general and administrative	1,120,588	23	1,141,325	25	20,737
Restructuring expense (credits)	530	-	(582)	-	(1,112)
Depreciation and amortization (including impairments)	644,442	13	657,603	14	13,161
Operating income	715,422	15	530,577	11	184,845
Other income (expense):
Interest expense, net	(430,459)	(9)	(457,862)	(10)	27,403
Gain on investments, net	38,988	1	166,891	4	(127,903)
Gain (loss) on equity derivative contracts, net	19,715	-	(93,260)	(2)	112,975
Loss on extinguishment of debt and write-off of deferred financing costs	(10,229)	-	(23,146)	-	12,917
Miscellaneous, net	3,348	-	1,673	-	1,675
Income from continuing operations before income taxes	336,785	7	124,873	3	211,912
Income tax expense	(83,722)	(2)	(44,036)	(1)	(39,686)
Income from continuing operations	253,063	5	80,837	2	172,226
Income from discontinued operations, net of income taxes	2,997	-	333,516	7	(330,519)
Net income	256,060	5	414,353	9	(158,293)
Net income attributable to noncontrolling interests	(596)	-	(534)	-	(62)
Net income attributable to Cablevision Systems Corporation stockholders	$255,464	5%	$413,819	9%	$(158,355)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$252,446	$225,427	$27,019
Share-based compensation	10,317	12,252	(1,935)
Restructuring expense (credits)	(137)	56	(193)
Depreciation and amortization (including impairments)	209,069	203,405	5,664
AOCF	$471,695	$441,140	$30,555

	Nine Months Ended September 30,
	2014	2013	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$715,422	$530,577	$184,845
Share-based compensation	32,918	40,544	(7,626)
Restructuring expense (credits)	530	(582)	1,112
Depreciation and amortization (including impairments)	644,442	657,603	(13,161)
AOCF	$1,393,312	$1,228,142	$165,170

Comparison of Three and Nine Months Ended September 30, 2014 Versus Three and Nine Months Ended September 30, 2013

Consolidated Results - Cablevision Systems Corporation

We classify our operations into three reportable segments:

●	Cable, consisting principally of our video, high-speed data, and VoIP services;
●	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and
●	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment) for the nine months ended September 30, 2013 that were not eliminated as a result of the Clearview Sale and the Bresnan Sale have been reclassified to the Other segment in continuing operations.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and nine months ended September 30, 2014 increased $58,350 (4%) and $181,226 (4%), respectively, as compared to revenues, net for the same periods in 2013.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014

Increase in revenues of the Cable segment	$51,733	$165,603
Increase in revenues of the Lightpath segment	5,236	15,075
Increase (decrease) in revenues of the Other segment	961	(128)
Inter-segment eliminations	420	676
	$58,350	$181,226

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

●	cable programming costs which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content and are generally paid on a per-subscriber basis;
●	network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
●	interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services; and
●	content, production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $20,251 (3%) and $29,167 (1%), respectively, for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014

Increase in expenses of the Cable segment	$23,152	$48,852
Increase in expenses of the Lightpath segment	2,490	2,470
Decrease in expenses of the Other segment	(5,727)	(22,907)
Inter-segment eliminations	336	752
	$20,251	$29,167

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $5,609 (2%) for the three months ended September 30, 2014 and decreased $20,737 (2%) for the nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014

Increase (decrease) in expenses of the Cable segment	$4,812	$(1,387)
Increase in expenses of the Lightpath segment	1,971	4,075
Decrease in expenses of the Other segment	(1,258)	(23,349)
Inter-segment eliminations	84	(76)
	$5,609	$(20,737)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $5,664 (3%) for the three months ended September 30, 2014 and decreased $13,161 (2%) for the nine months ended September 30, 2014 as compared to the same periods in 2013.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014

Decrease in expenses of the Cable segment	$(5,356)	$(4,693)
Increase (decrease) in expenses of the Lightpath segment	506	(699)
Increase (decrease) in expenses of the Other segment	10,514	(7,769)
	$5,664	$(13,161)

Adjusted operating cash flow increased $30,555 (7%) and $165,170 (13%), for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  The increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014

Increase in AOCF of the Cable segment	$22,928	$115,286
Increase in AOCF of the Lightpath segment	472	7,597
Increase in AOCF of the Other segment	7,155	42,287
	$30,555	$165,170

Interest expense, net increased $1,167 (1%) for the three months ended September 30, 2014 and decreased $27,403 (6%) for the nine months ended September 30, 2014 as compared to the same periods in 2013.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014

Decrease due to change in average debt balances	$(3,400)	$(12,505)
Increase (decrease) due to change in average interest rates on our indebtedness	1,600	(9,340)
Lower interest income	44	70
Decrease in fees, primarily related to the refinancing of CSC Holdings' credit facility in 2013	(38)	(7,995)
Other net increases, primarily interest expense related to capital leases	2,961	2,367
	$1,167	$(27,403)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on investments, net of $2,151 and $38,988 for the three and nine months ended September 30, 2014, respectively, and $70,222 and $166,891 for the three and nine months ended September 30, 2013, respectively, consists primarily of the increase in the fair value of Comcast Corporation ("Comcast") common stock owned by the Company.  The effects of these gains are partially offset by the losses or gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $13,679 and $19,715 for the three and nine months ended September 30, 2014, respectively, and $(40,750) and $(93,260) for the three and nine months ended September 30, 2013, respectively, consists of unrealized and realized gains (losses) due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are partially offset by the losses or gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,931 and $10,229 for the three and nine months ended September 30, 2014, respectively, of which $1,931 and $9,618, respectively, related to the $750,000 prepayment of CSC Holdings' outstanding Term B loan facility in May 2014 and the $200,000 prepayment in September 2014.  In addition, the nine month 2014 period includes the write-off of unamortized deferred financing costs of $1,269 and a net gain of $658, net of fees, recognized in connection with the repurchase of Cablevision's outstanding 5-7/8% senior notes due September 2022.

Loss on extinguishment of debt and write-off of deferred financing costs, net amounted to $16,509 and $23,146 for the three and nine months ended September 30, 2013, respectively. These amounts represent payments in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2014 and June 2015 and related fees and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  The nine month period of 2013 also includes the write-off of deferred financing costs related to the refinancing of the Restricted Group credit facility.  Additionally, the 2013 amounts are net of a gain recognized in connection with the repurchase in September 2013 of Cablevision's senior notes due September 2022.

Income tax expense amounted to $48,813 and $83,722 for the three and nine months ended September 30, 2014, respectively, reflecting an effective tax rate of 40% and 25%, respectively.  In the first quarter of 2014, the reversal of an uncertain tax position liability resulted in a tax benefit of $53,132.  Pursuant to New York corporate tax reform legislation enacted on March 31, 2014, in the first quarter of 2014, the Company recorded tax benefit of $2,632 relating to the remeasurement of deferred taxes.  Absent these items, the effective tax rate for the nine months ended September 30, 2014 would have been 41%.

The Company recorded income tax expense of $34,172 and $44,036 for the three and nine months ended September 30, 2013, respectively, reflecting an effective tax rate of 36% and 35%, respectively.  During the nine months ended September 30, 2013, an increase in research credits resulted in a tax benefit of $3,289, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  During the three months ended September 30, 2013, an increase in research credits resulted in a tax benefit of $589.  Additionally, the Company recorded a tax benefit of $935 and $2,101 for the three and nine months ended September 30, 2013, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three and nine months ended September 30, 2013 would have been 38% and 40%, respectively.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly. Cablevision's federal net operating loss carry forward as of September 30, 2014 was approximately $471,000.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2014 and 2013 reflects the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Litigation settlement, net of legal fees, net of income taxes	$-	$-	$-	$103,635
Income of Bresnan Cable, net of income taxes(a)	-	236,164	3,358	253,879
Loss of Clearview, including loss on sale, net of income taxes	(79)	(878)	(361)	(23,998)
Income (loss) from discontinued operations, net of income taxes - Cablevision	(79)	235,286	2,997	333,516
Income tax expense (benefit) recognized at Cablevision, not applicable to CSC Holdings	-	396	-	(607)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$(79)	$235,682	$2,997	$332,909

(a)	The income for the nine months ended September 30, 2014 represents primarily a gain recognized upon the settlement of a contingency related to Montana property taxes.

See Note 7 to our condensed consolidated financial statements for additional information regarding discontinued operations.

Business Segments Results

Cable

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,458,696	100%	$1,406,963	100%	$51,733
Technical and operating expenses (excluding depreciation and amortization shown below)	709,014	49	685,862	49	(23,152)
Selling, general and administrative expenses	285,938	20	281,126	20	(4,812)
Depreciation and amortization	178,779	12	184,135	13	5,356
Operating income	$284,965	20%	$255,840	18%	$29,125

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$4,330,755	100%	$4,165,152	100%	$165,603
Technical and operating expenses (excluding depreciation and amortization shown below)	2,113,704	49	2,064,852	50	(48,852)
Selling, general and administrative expenses	847,002	20	848,389	20	1,387
Restructuring credits	(19)	-	-	-	19
Depreciation and amortization	554,634	13	559,327	13	4,693
Operating income	$815,434	19%	$692,584	17%	$122,850

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2014 Amount	2013 Amount	Favorable (Unfavorable)

Operating income	$284,965	$255,840	$29,125
Share-based compensation	6,858	7,699	(841)
Depreciation and amortization	178,779	184,135	(5,356)
AOCF	$470,602	$447,674	$22,928

	Nine Months Ended September 30,
	2014 Amount	2013 Amount	Favorable (Unfavorable)

Operating income	$815,434	$692,584	$122,850
Share-based compensation	22,460	25,312	(2,852)
Restructuring credits	(19)	-	(19)
Depreciation and amortization	554,634	559,327	(4,693)
AOCF	$1,392,509	$1,277,223	$115,286

Revenues, net for the three and nine months ended September 30, 2014 increased $51,733 (4%) and $165,603 (4%), respectively, as compared to revenues, net for the same periods in 2013.  The net increases are attributable to the following:

	Three Months Ended September 30,		Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$799,982	$797,418	$2,564	-%
High-speed data	355,976	335,671	20,305	6
Voice	233,110	210,114	22,996	11
Advertising	42,912	40,191	2,721	7
Other (including installation, advertising sales commissions, home shopping, and other products)	26,716	23,569	3,147	13
Total Cable	$1,458,696	$1,406,963	$51,733	4%

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,		Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$2,399,280	$2,357,104	$42,176	2%
High-speed data	1,057,251	1,004,018	53,233	5
Voice	680,065	630,218	49,847	8
Advertising	115,621	103,880	11,741	11
Other (including installation, advertising sales commissions, home shopping, and other products)	78,538	69,932	8,606	12
Total Cable	$4,330,755	$4,165,152	$165,603	4%

The net revenue increases for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year were due primarily to rate increases:  (i) for certain high-speed data services implemented during the first quarter of 2013, (ii) for certain video services implemented during the second and third quarters of 2013, (iii) for certain video, high-speed data and voice services implemented during the first quarter of 2014, and (iv) for certain video services implemented in the second quarter of 2014, and lower promotional activity as a result of continued disciplined pricing policies.  In addition, advertising revenue increased due to strong gaming and auto sectors and advertising sales commissions in other revenue.  Partially offsetting these increases was a decrease in revenue primarily due to a decline in video customers for the three and nine months ended September 30, 2014.

The following table presents certain statistical information for our cable television systems:

	September 30, 2014	June 30, 2014	September 30, 2013
	(in thousands)

Total customers	3,129	3,165	3,195
Video customers	2,715	2,771	2,831
High-speed data customers	2,756	2,779	2,774
Voice customers	2,240	2,273	2,272
Serviceable passings	5,064	5,052	5,013

Average monthly revenue per customer ("RPC")(a)	$154.50	$152.72	$146.11

Average monthly revenue per video customer ("RPS")(a)	$177.27	$174.14	$164.61

(a)	RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable television systems for the respective period. RPS is calculated using these same revenues divided by the average number of video customers for the respective period.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table reflects our net customer increases (decreases) for the three and nine months ended September 30, 2014 and 2013 for our cable television systems:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Total customers	(36.4)	(28.5)	(59.3)	(34.7)
Video customers	(55.6)	(37.3)	(98.0)	(62.6)
High-speed data customers	(22.6)	(12.5)	(23.9)	11.1
Voice customers	(32.9)	(17.5)	(31.8)	8.3

We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, the result of disciplined pricing and credit policies and continued weak economic conditions.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2014 increased $23,152 (3%) and $48,852 (2%), respectively, as compared to the same periods in 2013.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers	$17,218	$66,056
Increase in employee related costs, primarily merit increases in the second quarter of 2014, benefits, and an increase in the number of employees	9,256	16,264
Increase in certain taxes and fees due primarily to the favorable resolution of a tax matter in 2013	4,556	3,396
Decrease in contractor costs due primarily to lower truck rolls	(5,286)	(23,342)
Decrease in net expenses relating to Superstorm Sandy (includes insurance recovery of $2,997 in the nine months ended September 30, 2014)	-	(10,481)
Other net decreases	(2,592)	(3,041)
	$23,152	$48,852

Technical and operating expenses, which are generally impacted by the number of customers to our services, consist primarily of (i) programming costs (including costs of video-on-demand and pay-per-view), which typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services, (ii) interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers, and (iii) other direct costs associated with providing and maintaining services to our customers which are impacted by general inflationary cost increases for employees, contractors, insurance and other various expenses.

Our programming costs increased 5% for the nine months ended September 30, 2014 as compared to the same period in 2013 due primarily to an increase in contractual programming rates, partially offset by a decrease in video services and customers.  We anticipate a similar percentage increase in programming costs for the remainder of 2014.

Technical and operating expenses also include franchise fees, which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Selling, general and administrative expenses increased $4,812 (2%) and decreased $1,387 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014
Increase in expenses related to long-term incentive plan awards, partially offset by a decrease in share-based compensation expense	$2,535	$9,440
Increase (decrease) in advertising and marketing media placement costs	(48)	9,016
Decrease in employee related costs related to the elimination of certain positions in the fourth quarter of 2013, partially offset by salary increases	(3,957)	(14,706)
Increase (decrease) in legal and other professional fees	2,452	(7,278)
Other net increases (net of insurance recovery related to Superstorm Sandy of $922 in the nine months ended September 30, 2014)	3,830	2,141
	$4,812	$(1,387)

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

Depreciation and amortization decreased $5,356 (3%) and $4,693 (1%), respectively, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013.  The net decreases were primarily due to certain assets being retired or becoming fully depreciated, partially offset by the depreciation of new asset purchases.

Adjusted operating cash flow increased $22,928 (5%) and $115,286 (9%), for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  These increases were due primarily to an increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization, restructuring credits and share-based compensation), as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Lightpath

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$87,887	100%	$82,651	100%	$5,236
Technical and operating expenses (excluding depreciation and amortization shown below)	28,468	32	25,978	31	(2,490)
Selling, general and administrative expenses	21,614	25	19,643	24	(1,971)
Depreciation and amortization	20,903	24	20,397	25	(506)
Operating income	$16,902	19%	$16,633	20%	$269

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$262,671	100%	$247,596	100%	$15,075
Technical and operating expenses (excluding depreciation and amortization shown below)	85,891	33	83,421	34	(2,470)
Selling, general and administrative expenses	64,006	24	59,931	24	(4,075)
Restructuring credits	(15)	-	-	-	15
Depreciation and amortization	61,404	23	62,103	25	699
Operating income	$51,385	20%	$42,141	17%	$9,244

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2014 Amount	2013 Amount	Favorable (Unfavorable)

Operating income	$16,902	$16,633	$269
Share-based compensation	1,233	1,536	(303)
Depreciation and amortization	20,903	20,397	506
AOCF	$39,038	$38,566	$472

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2014 Amount	2013 Amount	Favorable (Unfavorable)

Operating income	$51,385	$42,141	$9,244
Share-based compensation	4,009	4,942	(933)
Restructuring credits	(15)	-	(15)
Depreciation and amortization	61,404	62,103	(699)
AOCF	$116,783	$109,186	$7,597

Revenues, net for the three and nine months ended September 30, 2014 increased $5,236 (6%) and $15,075 (6%), respectively, as compared to revenues, net for the same periods in 2013.  The net revenue increases were derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2014 increased $2,490 (10%) and $2,470 (3%), respectively, as compared to the same periods in 2013.  The net increases are attributable primarily to increases in rent, utilities, other surcharges and fees, and net favorable resolutions of certain carrier related interconnection disputes in the 2013 periods.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.

Selling, general and administrative expenses increased $1,971 (10%) and $4,075 (7%) for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The net increases are attributable primarily to an increase in employee costs, including expenses related to long-term incentive plan awards, and other expenses.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.

Depreciation and amortization increased $506 (2%) for the three months ended September 30, 2014 and decreased $699 (1%) for the nine months ended September 30, 2014 as compared to the same periods in 2013.

Adjusted operating cash flow increased $472 (1%) and $7,597 (7%) for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The increases were due primarily to an increase in revenue, net, partially offset by an increase in operating expenses (excluding depreciation and amortization, restructuring credits and share-based compensation), as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$88,585	100%	$87,624	100%	$961
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	57,474	65	63,201	72	5,727
Selling, general and administrative expenses	71,282	80	72,540	83	1,258
Restructuring expense (credits)	(137)	-	56	-	193
Depreciation and amortization (including impairments)	9,387	11	(1,127)	(1)	(10,514)
Operating loss	$(49,421)	(56)%	$(47,046)	(54)%	$(2,375)

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$264,935	100%	$265,063	100%	$(128)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	172,702	65	195,609	74	22,907
Selling, general and administrative expenses	214,662	81	238,011	90	23,349
Restructuring expense (credits)	564	-	(582)	-	(1,146)
Depreciation and amortization (including impairments)	28,404	11	36,173	14	7,769
Operating loss	$(151,397)	(57)%	$(204,148)	(77)%	$52,751

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended September 30,
	2014 Amount	2013 Amount	Favorable (Unfavorable)

Operating loss	$(49,421)	$(47,046)	$(2,375)
Share-based compensation	2,226	3,017	(791)
Restructuring expense (credits)	(137)	56	(193)
Depreciation and amortization (including impairments)	9,387	(1,127)	10,514
AOCF deficit	$(37,945)	$(45,100)	$7,155

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2014 Amount	2013 Amount	Favorable (Unfavorable)

Operating loss	$(151,397)	$(204,148)	$52,751
Share-based compensation	6,449	10,290	(3,841)
Restructuring expense (credits)	564	(582)	1,146
Depreciation and amortization (including impairments)	28,404	36,173	(7,769)
AOCF deficit	$(115,980)	$(158,267)	$42,287

Revenues, net increased $961 (1%) for the three months ended September 30, 2014 and decreased $128 for the nine months ended September 30, 2014, as compared to revenues, net for the same periods in 2013.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014
Decrease in revenues at Newsday (from $63,856 to $61,785 for the three month period and $195,528 to $185,491 for the nine month period) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(2,071)	$(10,037)
Increase in revenues, primarily advertising revenues at News 12 Networks, partially offset by a decrease at other businesses	2,562	8,559
Intra-segment eliminations	470	1,350
	$961	$(128)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and nine months ended September 30, 2014 decreased $5,727 (9%) and $22,907 (12%), respectively, as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014
Decrease in expenses due to reduced activities at certain businesses, including MSG Varsity (see discussion below)	$(3,268)	$(14,954)
Decrease in costs at Newsday (from $44,944 to $43,070 for the three month period and $135,867 to $129,698 for the nine month period) due primarily to lower newsprint and ink expenses and employee related costs	(1,874)	(6,169)
Other net decreases	(585)	(1,784)
	$(5,727)	$(22,907)

The activities of MSG Varsity have been significantly curtailed.  Additionally, it is no longer an operating segment.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses decreased $1,258 (2%) and $23,349 (10%) for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2014
Decrease in expenses due to reduced activities at certain businesses, including MSG Varsity (see discussion above)	$(3,026)	$(15,631)
Increase (decrease) in corporate costs, primarily employee related costs, net of allocations to business units	2,303	(3,006)
Decrease in expenses at Newsday (from $25,313 to $23,809 for the three month period and from $80,580 to $74,362 for the nine month period) due primarily to lower employee related, marketing, and property tax expenses	(1,504)	(6,218)
Other net increases	499	156
Intra-segment eliminations	470	1,350
	$(1,258)	$(23,349)

Prior to the Clearview Sale and the Bresnan Sale, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $9,117 for the nine months ended September 30, 2013, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment).  Such expenses were not eliminated as a result of the Clearview Sale and the Bresnan Sale and have remained or have been reclassified to the Other segment.

Depreciation and amortization (including impairments) increased $10,514 for the three months ended September 30, 2014 and decreased $7,769 (21%) for the nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The net increase for the three month period related to an adjustment that reduced depreciation expense in the amount of $13,201 recorded in three month period ended September 2013 that related to prior periods as well as an increase in depreciation for new asset purchases occurring in 2014.  These increases were partially offset by decreases due to certain assets becoming fully depreciated as well as a decrease in impairment charges in 2014 as compared to 2013 when the Company impaired $1,245 related primarily to equipment.

The net decrease for the nine months ended September 30, 2014 as compared to 2013 resulted from a decrease in impairment charges related primarily to equipment of $10,198 recorded in 2013, a decrease of $3,278 in amortization expense related primarily to the impairment of certain intangible assets recorded in 2013 at Newsday, and a decrease due to certain assets becoming fully depreciated.  These decreases were partially offset by an adjustment relating to prior periods that reduced depreciation expense in the amount of $10,690 for the nine month period ended September 30, 2013 as well as an increase in depreciation for new asset purchases occurring in 2014.

Adjusted operating cash flow deficit decreased $7,155 (16%) and $42,287 (27%) for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 (including Newsday's AOCF deficit of $4,021 and $15,367 for the three and nine months ended September 30, 2014 compared to AOCF deficit of $5,322 and $17,488 for the three and nine months ended September 30, 2013, respectively).  The decreases in AOCF deficit were due primarily to a decrease in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Cablevision Systems Corporation stockholders	$71,491	$294,601	$255,464	$413,819
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of income	55,685	56,908	167,083	170,631
Interest income related to cash held at Cablevision	(6)	(8)	(12)	(42)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	12,013	14,770	36,040	44,309
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	-	2	611	2
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(30,194)	(33,369)	(88,310)	(93,682)
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	396	-	(607)
Net income attributable to CSC Holdings, LLC's sole member	$108,989	$333,300	$370,876	$534,430

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $1,029,004 for the nine months ended September 30, 2014 compared to $813,593 for the nine months ended September 30, 2013.  The 2014 cash provided by operating activities resulted from $897,505 of income before depreciation and amortization (including impairments) from continuing operations, $168,091 of non-cash items and $12,544 from a decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $49,136 as a result of a decrease in accounts payable and other liabilities.

The 2013 cash provided by operating activities resulted from $738,440 of income before depreciation and amortization (including impairments), $85,323 of non-cash items and a $427 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $10,597 as a result of a decrease in accounts payable and other liabilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The increase in cash provided by operating activities of $215,411 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $241,833, partially offset by a decrease of $26,422 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $626,575 compared to $738,013 for the nine months ended September 30, 2013.  The 2014 investing activities consisted primarily of $629,945 of capital expenditures ($521,026 of which relates to our Cable segment), partially offset by other net cash receipts of $3,370.

The 2013 investing activities consisted primarily of $740,944 of capital expenditures ($630,591 of which relates to our Cable segment), partially offset by other net cash receipts of $2,931.

Financing Activities

Net cash used in financing activities amounted to $289,925 for the nine months ended September 30, 2014 compared to $420,763 for the nine months ended September 30, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $975,323, dividend distributions to common stockholders of $120,513, payments to repurchase senior notes, including fees, of $27,173, payments of deferred financing costs of $14,273, principal payments on capital lease obligations of $11,208, payments of $6,608 related to the net share settlement of restricted stock awards, repayments of notes payable of $2,306, and distributions to non-controlling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $74,516, proceeds from stock option exercises of $43,679 and an excess tax benefit related to share-based awards of $298.

In 2013, the Company's financing activities consisted primarily of payments to repurchase senior notes, including premiums and fees, of $334,139, dividend distributions to common stockholders of $120,458, additions to deferred financings costs of $27,080, payments of $11,439 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $11,341, distributions to non-controlling interests of $1,311, partially offset by the net proceeds from collateralized indebtedness of $49,293, net proceeds from credit facility debt of $16,884, proceeds from stock option exercises of $14,146 and an excess tax benefit related to share-based awards of $4,682.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $1,216,719 for the nine months ended September 30, 2014 compared to $1,003,193 for the nine months ended September 30, 2013.  The 2014 cash provided by operating activities resulted from $1,012,917 of income before depreciation and amortization (including impairments) from continuing operations, a $127,588 decrease in current and other assets and a $79,908 increase in accounts payable and other liabilities.  These increases were partially offset by non-cash items of $3,694.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2013 cash provided by operating activities resulted from $859,658 of income before depreciation and amortization (including impairments), $50,770 of non-cash items, a $49,122 increase in accounts payable and other liabilities and a $43,643 decrease in current and other assets.

The increase in cash provided by operating activities of $213,526 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, resulted from an increase in income before depreciation and amortization (including impairments) from continuing operations and other non-cash items of $98,795 and an increase of $114,731 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $626,575 compared to $738,013 for the nine months ended September 30, 2013.  The 2014 investing activities consisted primarily of $629,945 of capital expenditures ($521,026 of which relates to our Cable segment), partially offset by other net cash receipts of $3,370.

The 2013 investing activities consisted primarily of $740,944 of capital expenditures ($630,591 of which relates to our Cable segment), partially offset by other net cash receipts of $2,931.

Financing Activities

Net cash used in financing activities amounted to $491,489 for the nine months ended September 30, 2014 compared to $570,231 for the nine months ended September 30, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $975,323, distributions to Cablevision of $316,350, payments of deferred financing costs of $14,273, principal payments on capital lease obligations of $11,208, repayments of notes payable of $2,306, and distributions to non-controlling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $74,516, and an excess tax benefit related to share-based awards of $4,469.

In 2013, the Company's financing activities consisted primarily of distributions to Cablevision of $331,705, payments to repurchase senior notes, including premiums and fees, of $308,673, additions to deferred financings costs of $27,080, principal payments on capital lease obligations of $11,341 and distributions to non-controlling interests of $1,311, partially offset by the net proceeds from collateralized indebtedness of $49,293, net proceeds from credit facility debt of $16,884 and an excess tax benefit related to share-based awards of $43,702.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $870 for the nine months ended September 30, 2014 compared to a cash inflow of $836,871 for the nine months ended September 30, 2013.

Operating Activities

Net cash used in operating activities from discontinued operations amounted to $1,036 for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $198,934 for the nine months ended September 30, 2013.

The 2013 cash provided by operating activities resulted from income of $378,366 before depreciation and amortization (including impairments), and an $8,148 increase in accounts payable and accrued liabilities.  These increases were partially offset by $169,758 of non-cash items and an increase in current and other assets of $17,822.

Investing Activities

Net cash provided by investing activities of discontinued operations amounted to $166 and $644,779 for the nine months ended September 30, 2014 and 2013, respectively.  The 2013 investing activities consisted primarily of proceeds from the Bresnan Sale and Clearview Sale aggregating $674,847, net of transaction costs, other net cash receipts of $12, partially offset capital expenditures of $30,080.

Financing Activities

Net cash used in financing activities of discontinued operations for the nine months ended September 30, 2013 of $38,735 represented repayments of credit facility debt.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $99,898 under our credit facilities, senior notes, capital leases, and notes payable as of September 30, 2014.  However, competition and market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2014:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$2,315,869	$480,000	$-	$2,795,869	$-	$-	$2,795,869
Senior notes and debentures	3,061,424	-	-	3,061,424	3,413,964	(611,455)	5,863,933
Collateralized indebtedness relating to stock monetizations	-	-	986,183	986,183	-	-	986,183
Capital lease obligations	44,995	499	-	45,494	-	-	45,494
Notes payable	26,826	-	-	26,826	-	-	26,826
Total debt	$5,449,114	$480,499	$986,183	$6,915,796	$3,413,964	$(611,455)	$9,718,305

Interest expense	$215,530	$14,139	$33,993	$263,662	$203,123	$(36,040)	$430,745
Capital expenditures	$618,307	$4,141	$7,497	$629,945	$-	$-	$629,945

(a)	CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at September 30, 2014. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.
(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of September 30, 2014 and December 31, 2013:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	September 30, 2014	September 30, 2015	September 30, 2014	December 31, 2013

Restricted Group:
Revolving loan facility	April 17, 2018	-	$-	$-	$-
Term A loan facility	April 17, 2018	1.90%	47,926	946,528	958,510
Term B loan facility(a)	April 17, 2020	2.65%	13,923	1,369,341	2,327,635
Restricted Group credit facility debt			61,849	2,315,869	3,286,145

Newsday:
Floating rate term loan facility	October 12, 2016	3.65%	-	480,000	480,000

Total credit facility debt			$61,849	$2,795,869	$3,766,145

(a)	The unamortized discount related to the Term B loan facility amounted to $5,568 and $10,615 at September 30, 2014 and December 31, 2013, respectively.

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

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and voice services (including enhancements to its service offerings such as WiFi); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases and senior note repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's revolving credit facility.

The Restricted Group has a credit agreement which provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility.  At September 30, 2014, $71,509 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,491 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

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

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital Expenditures

Consumer premise equipment	$63,895	$48,894	$188,890	$210,981
Scalable infrastructure	48,259	111,398	167,118	242,579
Line extensions	3,604	7,451	12,268	21,401
Upgrade/rebuild	12,737	9,470	32,128	26,467
Support	39,951	32,011	120,622	129,163
Total Cable	168,446	209,224	521,026	630,591
Lightpath	28,434	29,211	81,401	81,949
Other	7,872	6,659	27,518	28,404
	$204,752	$245,094	$629,945	$740,944

Capital expenditures for the three and nine months ended September 30, 2014 decreased $40,342 (16%) and $110,999 (15%), respectively, as compared to the same periods in 2013.  For the nine months ended September 30, 2014, these decreases are primarily related to lower spending on various network projects and lower purchases of customer premise and other equipment.

Monetization Contract Maturities

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Repayment of Credit Facility Debt – CSC Holdings

In September 2014, CSC Holdings made a prepayment of $200,000 on its outstanding Term B loan facility with cash on hand.  In connection with the prepayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of $814 and wrote-off unamortized deferred financing costs related to this loan facility of $1,117.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Issuance of Debt Securities – CSC Holdings

In May 2014, CSC Holdings issued $750,000 aggregate principal amount of 5-1/4% senior notes due June 1, 2024 (the "2024 Notes").  The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of CSC Holdings' other existing and future unsecured and unsubordinated indebtedness.  CSC Holdings may redeem all or a portion of the 2024 Notes at any time at a price equal to 100% of the principal amount of the 2024 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  CSC Holdings used the net proceeds from the issuance of the 2024 Notes, as well as cash on hand, to make a $750,000 prepayment on its outstanding Term B loan facility.  In connection with the issuance of the 2024 Notes, the Company incurred deferred financing costs of approximately $14,273, which are being amortized to interest expense over the term of the 2024 Notes.

Repurchases of Senior Notes – Cablevision

In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5-7/8% Senior Notes due 2022 (the “2022 Notes”).  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $658, net of fees and wrote-off approximately $1,269 of unamortized deferred financing costs associated with these notes.  These notes were classified as a current liability on Cablevision's balance sheet at December 31, 2013.

In October 2014, Cablevision repurchased with cash on hand an additional $9,200 aggregate principal amount of the 2022 Notes.  These notes were classified as a current liability on Cablevision's balance sheet at September 30, 2014.

Common Stock Repurchases

Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the nine months ended September 30, 2014, Cablevision did not repurchase any shares.  Since inception through September 30, 2014, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of September 30, 2014, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

During the nine months ended September 30, 2014, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 25, 2014	$0.15	March 14, 2014	April 3, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014
July 29, 2014	$0.15	August 15, 2014	September 5, 2014

Cablevision paid dividends aggregating $120,513 during the nine months ended September 30, 2014, including accrued dividends on vested restricted shares of $1,548, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of September 30, 2014, up to approximately $7,305 will be paid when, and if, restrictions lapse on restricted shares outstanding.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

During the nine months ended September 30, 2014, CSC Holdings made cash equity distribution payments to Cablevision aggregating $316,350.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

●	Cablevision's dividends paid;
●	Cablevision's interest payments on its senior notes;
●	Cablevision's repurchases of certain outstanding senior notes; and
●	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On November 5, 2014, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on December 12, 2014 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 21, 2014.

Commitments and Contingencies

As of September 30, 2014, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet decreased to approximately $6,426,000 as compared to approximately $6,881,000 at December 31, 2013.  This decrease relates primarily to payments made pursuant to programming commitments, partially offset by operating lease commitments and renewed multi-year programming agreements entered into during the nine months ended September 30, 2014.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at September 30, 2014 amounted to $2,795,869.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at September 30, 2014.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2014, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2014, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $986,183 at September 30, 2014.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2014, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,155,066.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $115,507.  As of September 30, 2014, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $30,130, a net liability position.  For the nine months ended September 30, 2014, we recorded a net gain of $19,715 related to our outstanding equity derivative contracts and recorded an unrealized gain of $38,982 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2013, net liability position	$(143,562)
Change in fair value, net	19,715
Settlement of contracts	93,717
Fair value as of September 30, 2014, net liability position	$(30,130)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares		Hedge Price	Cap Price(b)
Deliverable	Maturity	per Share(a)	Low	High

13,407,684	2015	$38.68 - $49.01	$49.57	$58.81
8,069,934	2016	$48.93 - $53.62	$58.72	$69.70

(a)	Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2014, the fair value of our fixed rate debt of $7,266,679 was more than its carrying value of $6,876,942 by $389,737.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2014 would increase the estimated fair value of our fixed rate debt by $302,609 to $7,569,288.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control

During the nine months ended September 30, 2014, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	November 6, 2014		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC