Form 10-K
period 2014-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2015-02-25
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller reporting company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, LLC	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐	Yes	☐	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2014:  $3,648,276,512

Number of shares of common stock outstanding as of February 19, 2015:

Cablevision NY Group Class A Common Stock -	220,077,601
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

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
Cablevision Systems Corporation
Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $2.8 billion of senior notes which amount does not include approximately $611 million of its senior notes held by Newsday Holdings LLC ("Newsday Holdings"), its 97.2% owned subsidiary.  The $611 million of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in total member's deficiency of CSC Holdings. Cablevision has no operations independent of its CSC Holdings subsidiary.
CSC Holdings
CSC Holdings is one of the largest cable operators in the United States based on the number of video customers.  As of December 31, 2014, we served approximately 2.7 million video customers in and around the New York metropolitan area.  We believe that our cable systems (also referred to as our broadband network) in the New York metropolitan area comprise the largest metropolitan cluster of cable systems under common ownership in the United States (measured by number of video customers).  We also provide high-speed data (also referred to as high-speed Internet access) and Voice over Internet Protocol ("VoIP") services using our broadband network.  Through Cablevision Lightpath, Inc. ("Lightpath"), our wholly-owned subsidiary, we provide Ethernet-based data, Internet, voice and video transport and managed services, to the business market in the New York metropolitan area.  In addition, through Newsday Holdings, we own approximately 97.2% of Newsday LLC ("Newsday") which operates a newspaper publishing business.  We also own a cable television advertising sales business and regional news programming services businesses.
We classify our operations into three reportable segments: (1) Cable, consisting principally of our video, high-speed data, and VoIP services; (2) Lightpath; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.  Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our segments.
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
Cable
General
Cable television is a service that delivers multiple channels of video programming to subscribers who pay a monthly fee for the services they receive.  Video signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television.
Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.
Our cable television systems offer varying packages of video service.  Our video service is marketed under the "Optimum" brand name.  Our video services may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information, sports and entertainment channels such as CNN, AMC, CNBC, ESPN, MTV, The NFL Network and regional sports networks such as MSG Network, and certain premium services such as HBO, Showtime, The Movie

Channel, Starz, Encore and Cinemax.  We also offer interactive video service, which enables customers to receive video on demand and subscription video on demand services, as well as interactive entertainment and advertising services.
Our Cable segment revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video-on-demand and subscription video-on-demand program services, from the sale of advertising time on advertiser supported programming and from installation, equipment charges and other fees.  We also provide high-speed data services using our broadband network.  High-speed data services are provided to residential and small business customers through a cable modem device.  The high-speed data service is marketed as "Optimum Online". We offer VoIP services to our residential and small business Optimum Online customers, marketed as "Optimum Voice". Our video, high-speed data and VoIP services accounted for 53%, 22% and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2014. Certain services and equipment provided by substantially all of our cable systems are subject to regulation.  See "Regulation".
The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated:

	As of December 31,
	2014	2013	2012 (e)
	(in thousands, except per customer amounts)

Total customers (a)	3,118	3,188	3,230
Video customers (b)	2,681	2,813	2,893
High-speed data customers	2,760	2,780	2,763
Voice customers	2,229	2,272	2,264

Serviceable passings (c)	5,046	5,034	4,979

Penetration:
Total customers to serviceable passings	61.8%	63.3%	64.9%
Video customers to serviceable passings	53.1%	55.9%	58.1%
High-speed data customers to serviceable passings	54.7%	55.2%	55.5%
Voice customers to serviceable passings	44.2%	45.1%	45.5%

Average Monthly Revenue per Customer ("RPC") (d)	$155.20	$147.34	$137.51

(a)	Represents number of households/businesses that receive at least one of the Company's services.

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

(c)
Represents the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our cable distribution network.

(d)
RPC is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Cable segment for the fourth quarter of each year presented by the average number of total customers served by our cable systems for the same period.

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
Subscriber Services
Video Services
Our cable systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.
All of our cable systems also offer an expanded basic package of services, generally marketed as "The Optimum Value Package", which includes, among other programming, news, information, entertainment, and sports channels such as, Fox News Channel, CNBC, TLC, ESPN, AMC, the Disney Channel, and regional sports networks such as MSG Network.  For additional charges, our cable systems provide premium services such as HBO, Showtime, Cinemax, Starz, Encore and The Movie Channel, which may be purchased either individually or in tiers.
Our digital video programming services currently offered to subscribers, branded "Optimum" TV, include:

•	Up to 610 standard definition and high definition ("HD") entertainment channels,

•	90 premium movie channels including multiplexes of HBO, Showtime, Cinemax, Starz, Encore and The Movie Channel,

•	Access to on-demand movies and other programming, including shows from the top broadcast and cable networks, and subscription on-demand,

•	50 channels of uninterrupted commercial-free digital music from Music Choice,

•
Seasonal sports packages from the National Basketball Association, National Hockey League, Major League Baseball, Major League Soccer, college football and basketball, plus a sports and entertainment package with over 40 channels,

•	Up to 108 international channels from around the world,

•	Up to 169 channels available in HD, including local broadcast affiliates, local sports channels, premium networks such as HBO and various other cable networks,

•
A collection of enhanced television applications including News 12 Interactive (not available in Litchfield, Connecticut), Newsday TV (Long Island only), Newsday Cars and Newsday Homes, MSG Interactive, MSG Varsity Interactive and Tag Games.

•	Mobile access to content from 149 networks, including News 12, HBO, Starz ESPN, The NFL Network and The Disney Channel, via the Internet and phone/tablet app experiences,

•
Multi-Room DVR, a remote-storage digital video recorder ("DVR") providing subscribers the ability to record 15 shows simultaneously while watching any live or pre-recorded show. Recordings can be played back on any digital set top box in the home.  We continue to offer a set top box DVR service giving subscribers the ability to record, pause and rewind live television.

The Optimum App, available for the iPad, iPhone, iPod touch, laptop, Kindle Fire and select Android phones and tablets, extends the Optimum television experience to these devices. App features, depending on the platform, include the ability to watch live TV, stream on-demand titles and use the device as a remote to control the customer's digital set top box while inside the home.  The App also allows customers to browse Optimum's program guide, search for programming, and schedule DVR recordings, inside and outside the home.
Packaging of our video product includes options with programming to suit the needs of our individual customers.  Offerings include various levels of programming including premium channels, news, sports, children's programming, general entertainment, international channels and digital music at various price points.
Since our cable systems have been upgraded to provide advanced digital video services, our sales and marketing efforts are primarily directed toward retaining our existing customers and increasing our penetration to homes passed for all of our existing services.  We market our video services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online
Optimum Online is our high-speed data offering, which connects customers to the Internet using the same network that delivers our video service.
Our current Internet speed tiers deliver up to: (i) 5 megabits per second ("Mbps") downstream and 1Mbps upstream for our Optimum Online Internet Basics level of service (currently available in certain portions of our service area), (ii) 15Mbps downstream and 5Mbps upstream for our Optimum Online level of service, (iii) 50Mbps downstream and 25Mbps upstream for our Optimum Online Ultra 50 level of service, (iv) 75Mbps downstream and 35Mbps upstream for our Optimum Online Ultra 75 level of service, and (v) 101Mbps downstream and 35Mbps upstream for our Optimum Online Ultra 101 level of service.
Optimum Online and Internet Basics are available on an à la carte basis. Customers can upgrade to Optimum Online Ultra 50, Optimum Online Ultra 75 or Optimum Online Ultra 101 for an additional charge per month.  Business customers can add Static IP (permanently assigned IP addresses) as well. Discount and promotional pricing are available when Optimum Online is combined with our other service offerings.
Optimum Online service includes access to complimentary features such as a free to use wireless "smart router", as well as Internet security software, including anti-virus, anti-spyware, personal firewall, and anti-spam protection.  Our Optimum Online Ultra 50, Optimum Online Ultra 75 and Optimum Online Ultra 101 levels also include web hosting and other features.
We have deployed a broadband wireless network ("WiFi") across our service area.  The WiFi network allows Optimum Online customers to access the service while they are away from their home or office.  WiFi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain NJ Transit rail stations, New York City parks and special venues, such as MacArthur Airport and Nassau Coliseum.  Similarly, our WiFi network is available in customer homes via a second network included with our "smart router" product. WiFi has been activated across our entire service area, and has over 1 million available hotspots throughout our service area, including our "smart router" product. WiFi is offered as a free value added benefit to Optimum Online customers and for a fee to non-customers in certain locations. Our WiFi service also allows our Optimum Online customers to access the WiFi networks of Comcast Corporation ("Comcast"), Time Warner Cable Inc., Bright House Networks, LLC and Cox Communications, Inc.
We recently launched Freewheel, a new all-WiFi phone service providing unlimited data, talk and text. The service works anywhere in the world where WiFi is accessible, and operates only when the device is connected to a WiFi signal. Freewheel customers have automatic access to the Optimum WiFi network. The service costs $29.95 per month or $9.95 per month for Optimum Online customers.  The service comes with no annual contract. Freewheel is available exclusively on the Motorola Moto G device, which is being offered for purchase at a price of $99.95.
Optimum Voice
Optimum Voice is a VoIP service available to Optimum Online subscribers and offers unlimited local, regional and long-distance calling any time of the day or night within the United States, Puerto Rico, U.S. Virgin Islands and Canada with over 20 calling features at a flat monthly rate.  Discount and promotional pricing are available when Optimum Voice is combined with other service offerings.
Optimum Voice includes over 20 premium calling features, including enhanced voicemail, call waiting, caller ID, caller ID blocking, call return, three-way calling, call forwarding, and anonymous call blocker, among others.  The Optimum Voice Homepage allows customers to manage their calling features and directory listings, view their call history, and receive voicemails via the Internet.
Optimum Voice for Business provides for up to 24 voice lines for small and medium businesses.  The service offers over 20 important business calling features at no additional charge.  Optimum Voice for Business also offers business trunking services with support for legacy telecom interfaces and newer Internet protocol interfaces.  Optional add on services, such as international calling, toll free calling and virtual receptionists, are also available for business customers.
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
System Capacity
Our cable plant network uses state of the art hybrid fiber/coax architecture with an average of 300 homes per fiber node. The network is a two-way interactive system with a minimum of 750 MHz offering HD digital channels, high-speed data and voice services.
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
Franchise agreements are usually for a term of 5 to 15 years from the date of grant; most are 10 years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  We have never lost a franchise for an area in which we operate.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted, and franchise agreements sometimes expire before a renewal is negotiated and finalized.  New York and New Jersey state laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue "formal" franchise remedies under federal law.  As of December 31, 2014, our ten largest franchise areas comprised approximately 57% of our total video customers and of those, two franchises, Newark, New Jersey and the Town of Hempstead, New York, comprising an aggregate of approximately 136,000 video customers, were expired.  The Newark, New Jersey franchise agreement was renewed in January 2015. We are currently lawfully operating in the Town of Hempstead, New York franchise area under temporary authority recognized by the State of New York. Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See "Regulation - Cable Television".  Despite our efforts and the protections of federal law, it is possible that one or more of our franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Lightpath
Lightpath is a regional provider to businesses of fiber based telecommunications, including Ethernet, data transport, Internet protocol ("IP") based virtual private networks, Internet access, voice services, including session initiation protocol ("SIP") trunking, and VoIP services. Lightpath also provides managed information technology services to businesses, including hosted voice services (cloud based SIP-based private branch exchange ("IP-PBX")), managed WiFi, managed desktop and server backup, and managed collaboration services including audio and web conferencing. Lightpath's customers include, among others, companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and telecommunication providers (wireless telecommunication companies, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC")).
As of December 31, 2014, Lightpath had over 7,300 buildings connected to its fiber network. Lightpath has built an advanced fiber optic network extending more than 6,100 route miles, which includes approximately 317,000 miles of fiber, throughout the New York metropolitan area. Lightpath holds a franchise from New York City which grants rights of way authority to provide telecommunications services throughout the five boroughs. The franchise expired on December 20, 2008 and the renewal process with New York City is ongoing. We believe we will be able to obtain renewal of the franchise and have received assurance from New York City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made. Failure to ultimately obtain renewal of the franchise could negatively affect Lightpath's revenues.
Other
Newsday
Newsday consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group and online websites.  Newsday has also developed and deployed applications for iPhone, iPad, Kindle and Android devices.
Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan service area.  Our products include:

•	the Newsday daily newspaper, which is primarily distributed on Long Island and in the New York metropolitan area;

•	amNew York, a free daily newspaper distributed in New York City; and

•	Star Community Publishing, a weekly shopper publication, which is primarily distributed on Long Island.
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
Cablevision Media Sales
Cablevision Media Sales is a cable television advertising company that derives its revenues primarily from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target specific geographic and demographic audiences.
Investment in Comcast Corporation Common Stock
We own 21,477,618 shares of Comcast common stock acquired in connection with the sale of certain cable systems in prior years.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.
Bresnan Cable
On July 1, 2013, the Company completed the sale of Bresnan Cable for a purchase price of $1.625 billion, receiving net cash of approximately $675 million, which reflects certain adjustments, including an approximate $962 million reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  Bresnan Cable includes cable systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Cable segment.  The Company recorded a pre-tax gain of approximately $408 million for the year ended December 31, 2013 relating to the Bresnan Sale. During 2014, the Company recorded an additional pre-tax gain of approximately $5.8 million relating primarily to the settlement of a contingency related to Montana property taxes associated with Bresnan Cable.
Clearview Cinemas
On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters pursuant to the asset purchase agreement entered into in April 2013.  The Company recognized a pretax loss in connection with the Clearview Sale of approximately $19.3 million.
Competition
Cable
Our cable systems operate in an intensely competitive environment, competing with a variety of video, data and voice providers and delivery systems, including telephone companies, wireless data and voice providers, satellite-delivered video signals, Internet-delivered video content, and broadcast television signals available to homes within our market by over-the-air reception.
Telephone Companies.  We face competition from two telephone companies.  Verizon Communications, Inc. ("Verizon") and Frontier Communications Corp. ("Frontier") (who recently acquired AT&T Inc.'s ("AT&T") Connecticut operation) offer video programming in addition to their high-speed data and VoIP services to residential and business customers in our service area.  The attractive demographics of our service territory make this region a desirable location for investment in distribution technologies by these companies.
We face intense competition from Verizon who has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets direct broadcast satellite ("DBS") services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high speed data and VoIP services in the future.
Frontier offers video service, as well as high-speed data and VoIP services, in competition with us in most of our Connecticut service area.  Frontier also markets DBS services in this service area. Verizon and Frontier have made and may continue to make promotional offers at prices lower than ours. Verizon has significantly greater financial resources than we do.
This competition affects our ability to add or retain customers and creates pressure upon the pricing of our services. Competition, particularly from Verizon, has negatively impacted our revenues and caused subscriber declines in our service areas. To the extent Verizon and Frontier continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted. See "Regulation" for a discussion of regulatory and legislative issues.
DBS.  We also face competition from DBS service providers in our service area.  The two major DBS services, DISH Network and DIRECTV, are available to the vast majority of our customers.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DIRECTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.  Each of these competitors has significantly greater financial resources than we do.  See "Regulation" for a discussion of regulatory and legislative issues. DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.
We compete in our service areas with DISH Network and DIRECTV by "bundling" our service offerings with products that these companies cannot efficiently provide at this time, such as high-speed data, voice service and interactive services carried over the cable distribution plant.
Other Competitors and Video Programming Sources.  Another source of competition for our Cable segment is the delivery of video content over the Internet directly to subscribers.  This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Netflix, Google

Inc.'s "YouTube" and Amazon.com, Inc.'s "Instant Video".  Recently, Verizon announced a mobile video delivery service and DISH Network introduced a product offering Internet delivery of a number of cable networks. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices.  The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services.  Our video service also faces competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, satellite master antenna television ("SMATV") systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers, and "open video system" ("OVS") operators.  There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our video service offering less profitable or even obsolete.
Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.  The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services.
Our VoIP service also faces competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.
Lightpath
Lightpath operates as a CLEC in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - including ILECs, other CLECs, and long distance voice service companies.  More specifically, Lightpath faces substantial competition from Verizon, AT&T and Frontier which are the dominant providers of local telephone and broadband services in their respective service areas.  ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long standing relationships with customers.
While Lightpath competes with the ILECs, it also enters into interconnection agreements with ILECs so that its customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide facilities and services necessary for connection, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and each ILEC.  Interconnection agreements are also subject to approval by the state regulatory commissions, which may arbitrate negotiation impasses.  Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey, and portions of Connecticut, and with Frontier for portions of Connecticut, which have been approved by the respective state commissions.  Lightpath also has entered into interconnection agreements with other ILECs in New York and New Jersey.  These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration, and approval under the laws in effect at that time.
Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace.  In addition to ILECs and other CLECs, potential competitors capable of offering voice or broadband services include electric utilities, long distance carriers, microwave carriers, wireless system operators (operating both mobile and fixed networks), VoIP service providers, and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.
Newsday
Newsday operates in a highly competitive market, which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources, including other newspapers that reach a similar audience, magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio, and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.
The newspaper industry generally has experienced significant declines in circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers.  Readership and circulation levels, as well as economic conditions and the existence of other advertising outlets, impact the demand for and level of advertising.  These factors will continue to negatively impact Newsday’s revenues.

Regulation
Cable Television
Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set forth in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Federal Cable Act"), as well as under other provisions of the Federal Communications Act of 1934, as amended and other statutes.  The Federal Cable Act, Federal Communications Act, and the regulations and policies of the FCC affect significant aspects of the Company's cable system operations.
The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.
Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local franchising authorities.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to applicants that seek to compete with us.  The states in which we operate, New York, New Jersey and Connecticut, have enacted comprehensive cable and video service regulation statutes that are applicable to cable operators and other providers of video service, such as Verizon and Frontier.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance, and indemnity.  State and local franchising authority, however, must be exercised consistently with the Federal Cable Act, which sets limits on franchising authorities' powers.  The Federal Cable Act restricts franchising authorities from imposing franchise fees greater than 5% of gross revenues from the provision of cable television service, prohibits franchising authorities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.
Pricing and Packaging.  The Federal Cable Act and the FCC's rules regulate the rates that cable operators may charge for basic video service, equipment and installation.  None of these rules applies to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates.  In our cable systems, the FCC has made "effective competition" findings in the majority of our communities covering substantially all of our customer base.
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
Alternatively, local television stations may elect retransmission consent.  Stations making such an election give up their must-carry right and negotiate with cable systems the terms on which the cable systems carry the stations.  Cable systems generally may not carry a broadcast station that has elected retransmission consent without the station's consent.  The terms of retransmission consent agreements frequently include the payment of compensation to the station.  A substantial number of local broadcast stations currently carried by our cable systems have elected to negotiate for retransmission consent.  While we currently have retransmission consent agreements with all such broadcast stations, the potential remains for carriage of such stations to be discontinued if any of such agreements is not renewed following its expiration.
In the wake of publicized disputes between several cable operators and broadcasters, Congress enacted some minor reforms to the retransmission consent scheme that restrict broadcasters from employing specific negotiation techniques. Congress also directed the FCC to reexamine its standards for determining whether a party is negotiating in good faith as required by the rules. The FCC also has an ongoing proceeding to consider changes to its rules governing retransmission consent negotiations.
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
Set Top Boxes.  The FCC currently requires cable operators to separate the security functions of set-top boxes from the channel navigation and other functions of those boxes, in order to promote a retail market in these boxes and other so-called "navigation devices".  Operators must provide a security card (called a CableCARD) to consumers who purchase televisions and other consumer electronics equipment with an appropriate card slot so that they can connect those devices directly to digital cable television systems to receive one-way digital programming without the need for a set-top box.  The FCC rule requiring cable operators to separate security from non-security functions in digital set-top boxes that they lease to their subscribers was recently repealed by Congress. The repeal will go into effect on December 4, 2015, after which time cable operators will be allowed to provide navigation devices in which the security functions and other functions are fully integrated to subscribers that elect to lease such boxes. Congress has also directed the FCC to establish a Working Group to identify and recommend voluntary standards for a uniform downloadable security system that promote the competitive availability of retail set-top boxes.
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
Program Access.  The program access rules prohibit a cable operator from unduly or improperly influencing the decision of a satellite-delivered cable programming service in which a cable operator holds an attributable interest, such as AMC Networks, to sell to an unaffiliated distributor.  The rules also bar cable-affiliated programmers from discriminating in the prices, terms, and conditions of sale of a programming service; permit competing distributors to challenge exclusive distribution arrangements between cable operators and cable-affiliated programmers if the competitor believes that such arrangements are unfair and significantly hinder or prevent the competitor from providing satellite cable programming; and allow a competing distributor to bring complaint against a cable-affiliated terrestrially-delivered programming service, such as Madison Square Garden Network, or its affiliated cable operator, for acts or practices that the competitor alleges are unfair or deceptive and that significantly hinder or prevent the competitor from providing satellite cable programming.
Program Carriage.  The FCC's program carriage rules govern disputes between cable operators and unaffiliated programming services over the terms of carriage.  We may not require an unaffiliated programming service to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems, and we may not discriminate against such programming services in the terms and conditions of carriage on the basis of their affiliation or nonaffiliation with us.
In 2011, the FCC sought formal comment on proposals for changes to its program carriage rules, including a proposal to require programmers and MVPDs to enter into "last best offer" style arbitration when they cannot reach agreement over carriage terms, to expand the scope of the discrimination provision to preclude a vertically-integrated MVPD from discriminating on the basis of a programming vendor's affiliation with another MVPD, and a proposal to allow the FCC to require MVPDs that are found to violate the program carriage rules to pay damages to complainants.  The FCC has not yet acted on this proposal.  On October 12, 2011, Game Show Network ("GSN") filed a program carriage complaint against us, alleging that we discriminated against it in the terms and conditions of carriage based on GSN's lack of affiliation with us.  We believe GSN's claims are without merit and we are defending ourselves vigorously.
Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into or enforcing exclusive agreements with owners of multitenant buildings under which the operator is the only MVPD with access to the building.
CALM Act.  FCC rules require us to ensure that all commercials carried on our cable service comply with specified volume standards.

Privacy and Data Security.    In the course of providing service, we collect certain information about our subscribers and their use of our services.  We also collect certain information regarding potential subscribers and other individuals.  Our collection, use, disclosure and other handling of information is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act.  The Communications Act sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  We are subject to data security obligations, as well as requirements to provide notice to individuals and governmental entities in the event of certain data security breaches, and such breaches, depending on their scope and consequences, may lead to litigation and enforcement actions or adversely affect our brand.  As cable operators provide interactive and other advanced services, additional privacy and data security requirements may arise either through legislation or judicial decisions. For example, the Video Privacy Protection Act has been extended to cover online interactive services through which customers can buy or rent movies.  In addition, Congress, the Federal Trade Commission, and other lawmakers and regulators are all considering whether to adopt additional measures that would impact the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  These include measures focused on the privacy implications of Internet-based advertising and other uses of data from online users.
Federal Copyright Regulation.  We are required to pay copyright royalty fees on a semi-annual basis to receive a statutory compulsory license to carry broadcast television signals.  The amount of these fees are determined by a statutory formula that takes into account various factors, including the amount of “gross receipts” received from subscribers for “basic” service, the number of “distant” broadcast signals carried, and the characteristics of those distant signals (e.g., network or independent or noncommercial).   Certain elements of the royalty formula are subject to adjustment from time to time, which can lead to increases in the amount of our semi-annual royalty payments.  The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals.  Changes to copyright regulations could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming. In December 2014, the Copyright Office passed rules that would, for the first time, allow content owners to audit the copyright Statements of Account of cable providers.
Access for Persons with Disabilities.  FCC rules require us to ensure that persons with disabilities can more fully access the programming we carry.  We are required to provide closed captions and pass through video description to subscribers on some networks we carry, and will shortly be required to ensure aural accessibility of emergency information, and accessibility of navigation devices.
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
Other Regulation.  We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network, and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws.  The FCC also imposes various technical standards on our operations.  In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks.
High-Speed Data
Regulatory Classification.  High-speed Internet access services (often called "broadband" Internet access services) have traditionally been classified by the FCC as "information services" for regulatory purposes, a type of service that traditionally was subjected to a lesser degree of regulation than "telecommunications services."  Some parties, including the President of the United States, have asked the FCC to reverse this determination and classify broadband Internet access services as "telecommunications services," and the FCC reportedly plans to do so in February 2015.  If the FCC classifies broadband Internet access services as telecommunications services, our high-speed data service could be subject to substantially greater regulation, although the FCC has indicated it may not apply all telecommunications service obligations to broadband.
Access Obligations and "Net Neutrality".  In December 2010, the FCC adopted a net neutrality framework applicable to broadband Internet access service. In January 2014, portions of these rules were struck down in federal court. The FCC has been conducting a proceeding to promulgate new net neutrality rules that comport with the court's ruling, and those new rules are expected to be issued in February 2015.  The FCC has announced that those rules will prohibit providers of broadband Internet access service from blocking lawful content, applications, services, or nonharmful devices, subject to reasonable network management as defined by the rules; from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and from prioritizing content and services of their affiliates.  The new rules will also create a general Open Internet conduct standard that broadband Internet access providers cannot harm consumers or edge providers, and will impose greater transparency requirements.
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
Other forms of regulation of high-speed Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements; additional privacy and data security obligations, cyber security requirements; consumer service standards; requirements to contribute to universal service programs; and requirements to protect personally identifiable customer data from theft.
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
Universal Service.  Interconnected VoIP services must contribute to the federal universal service fund ("USF") used to subsidize voice services provided to low income households, and voice and broadband services to rural and high cost areas, and other communications services provided to schools, libraries, and rural health care providers.  The amount of universal service contribution required of interconnected VoIP service providers is based on a percentage of revenues earned from interstate and international services provided to end users.  We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules.  The FCC has ruled that states may impose state universal service fees on certain types of VoIP providers, which may include cable VoIP providers.  States in which we operate have not imposed universal service fund contributions for VoIP providers.  In October 2011, the FCC adopted an order that fundamentally revised its federal universal service fund programs to transition support to broadband networks and services, as well as voice services provided over broadband. That order was upheld by the U.S. Court of Appeals for the 10th Circuit, though certain parties have requested a writ of certiorari for parts of the 10th Circuit order to the U.S. Supreme Court.
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
Intercarrier Compensation.  In an October 2011 reform order and subsequent clarifying orders, the FCC revised the regime governing payments among providers of voice services for the exchange of calls between and among different networks ("intercarrier compensation") to, among other things, include interconnected VoIP.  The FCC addressed compensation applicable to traffic terminating on carriers' networks, clarifying that prospectively, VoIP traffic exchanged with a carrier in TDM format must be compensated at applicable TDM terminating interstate rates for all toll traffic and at applicable rates for local traffic.  In April 2012, the FCC clarified that compensation paid to carriers for originating VoIP traffic exchanged within the same state would be subject to intrastate toll rates until July 1, 2014.  After that date, compensation for such traffic would be reduced to interstate rates.  Intercarrier compensation for all terminating traffic, including VoIP traffic exchanged in TDM format, will be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most traffic exchanged.  The FCC's authority to establish these rules was upheld on appeal to the U.S. Court of Appeals for the 10th Circuit.
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
Other Services
We may provide other services and features over our cable system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  We also maintain various websites that provide information and content regarding our businesses and offer merchandise for sale.  The operation of these websites is also subject to a similar range of regulations.
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
Interconnection and Intercarrier Compensation.  The 1996 Telecommunications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers.  Under the FCC's intercarrier compensation rules, Lightpath is entitled, in some cases, to compensation from carriers when they terminate their originating calls on Lightpath's network and in other cases are required to compensate another carrier for utilizing that carrier's network to terminate traffic that originates on Lightpath’s network.  The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic.  The FCC has revised its intercarrier compensation rules to phase intercarrier compensation rates for terminating traffic down over several years to eventually establish a "bill-and-keep" regime, where most traffic is exchanged between carriers without compensation.
Universal Service.  Lightpath is required to contribute to the federal USF.  Currently, the FCC assesses USF contributions from Lightpath and other telecommunications carriers on the basis of a percentage of interstate and international revenue they receive from end-user customers.  The FCC limits the amount carriers may place on universal service line items on their customer bills.  Lightpath is also required to contribute to the New York Targeted Accessibility Fund ("TAF"), which includes state support for universal service.  State universal service funds have not been established in other states in which Lightpath operates.  As noted above, the FCC has made fundamental changes to its federal universal service fund programs, reorienting universal service support programs to the provision of broadband services through a new Connect America Fund ("CAF").
Other Regulation.  Lightpath is subject to other FCC requirements in connection with the services it provides, including protecting customer proprietary network information from unauthorized disclosure to third parties; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; outage reporting; and the payment of fees to fund local number portability administration and the North American Numbering Plan.  As noted above, the FCC and states are examining whether new requirements are necessary to improve the resiliency of communications networks.  Communications with our customers are also subject to FCC, Federal Trade Commission, and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages, as well as additional privacy and data security requirements.
State Regulation.  Lightpath is subject to regulation by state commissions in each state in which it provides service.  In order to provide service, Lightpath must seek approval from the state regulatory commission or be registered to provide service in each state in which it operates and may at times require local approval to construct facilities.  Lightpath is currently authorized and provides service in New York, Connecticut and New Jersey.  Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.
Programming and Entertainment
Cable television programming networks are regulated by the FCC in certain respects.  These regulations include requirements that certain of our networks must provide closed-captioning of programming for the hearing impaired.
Employees and Labor Relations
As of December 31, 2014, we had 13,656 full-time, 755 part-time and 557 temporary employees of which 486, 519 and 54, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.
In February 2015, the Company and the Communication Workers of America entered into a collective bargaining agreement which covers approximately 262 of the Company's workforce, primarily technicians in Brooklyn, New York.
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
Item 1A.    Risk Factors
Our financial performance may continue to be harmed by the significant and credible risks of competition in our Cable and Lightpath segments.
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
Our cable systems operate in an intensely competitive environment, competing with a variety of video, data and voice providers and delivery systems, including telephone companies, wireless data and voice providers, satellite-delivered video signals, Internet-delivered video content, and broadcast television signals available to homes within our market by over-the-air reception.
We face competition from two telephone companies, Verizon and Frontier, who offer video programming in addition to high-speed data and VoIP services to residential and business customers in our service area.  The attractive demographics of our service territory make this region a desirable location for investment in distribution technologies by these companies.

We face intense competition from Verizon who has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets DBS services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high speed data and VoIP services in the future.
Frontier offers video service, as well as high-speed data and VoIP services, in competition with us in most of our Connecticut service area.  Frontier also markets DBS services in this service area. Verizon and Frontier have made and may continue to make promotional offers at prices lower than ours. Verizon has significantly greater financial resources than we do.
This competition affects our ability to add or retain customers and creates pressure upon the pricing of our services. Competition, particularly from Verizon, has negatively impacted our revenues and caused subscriber declines in our service areas. To the extent Verizon and Frontier continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted. Verizon also has its own cellular phone facilities and may expand its bundled product offerings to include cellular phone services which could compete with our new Freewheel all-WiFi phone service and could adversely affect our competitive position. See "Regulation" for a discussion of regulatory and legislative issues.
We also compete in our service area with the two major providers of DBS service in the United States, DISH Network and DIRECTV, each with significantly higher numbers of subscribers than we have.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DIRECTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.  Each of these competitors has significantly greater financial resources than we do.  DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.
Another source of competition for our Cable segment is the delivery of video content over the Internet directly to subscribers.  This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Netflix, Google Inc.'s "YouTube" and Amazon.com, Inc.'s "Instant Video".  Recently, Verizon announced a mobile video delivery service and DISH Network introduced a product offering Internet delivery of a number of cable networks. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television and mobile devices.  The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services.  Our video service also faces competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, SMATV systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers, and OVS operators.  There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our video service offering less profitable or even obsolete.
Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.  The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services.
Our VoIP service also faces competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.
Lightpath also competes with Verizon, AT&T and Frontier and other CLECs and long distance companies. Verizon has significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.  To the extent these competitors decide to reduce their prices, future success of our Lightpath business may be negatively impacted.
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
Programming costs of our Cable segment are increasing and we may not have the ability to pass these increases on to our subscribers.  Disputes with programmers can adversely affect our relationship with subscribers and lead to subscriber losses.
Programming costs paid by our Cable segment are one of our largest categories of expenses.  These costs have increased rapidly and are expected to continue to increase, particularly with respect to costs for sports programming and broadcast networks.  We may not be able to pass programming cost increases on to our subscribers due to the increasingly competitive environment.  If we are unable to pass these increased programming costs on to our subscribers, our operating results would be adversely affected.
We attempt to control our programming costs and, therefore, the cost of our video services to our customers by negotiating favorable terms for the renewal of our affiliation agreements with programmers.  On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in temporary periods where we were not carrying a particular broadcast network or programming service or services.  Such disputes may inconvenience some of our subscribers and can lead to customer dissatisfaction and, in certain cases, the loss of customers.
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
Market disruptions in the past were accompanied by a broader economic downturn, which led to lower demand for our products, such as video services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  A recurrence of those conditions may further adversely impact our results of operations, cash flows and financial position.
We rely on the capital markets, particularly for offerings of debt securities, as well as the credit markets, to meet our financial commitments and liquidity needs.  Disruptions and/or volatility in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facility.
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
Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments.  Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  Moreover, the obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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
We have incurred substantial amounts of indebtedness to finance operations, upgrade our cable plant and acquire other cable systems, sources of programming and other businesses.  We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers and to pursue activities outside our core businesses, such as our acquisitions of Clearview Cinemas (substantially all of whose assets were sold in 2013), Newsday, an electronics retailer, and our development of Rainbow DBS.  In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  In December 2010, we incurred approximately $1.4 billion of indebtedness to finance our acquisition of Bresnan Cable, which was sold in 2013.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2014, our total aggregate indebtedness was approximately $9.7 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.
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
Cablevision's sole subsidiary is CSC Holdings.  CSC Holdings' principal subsidiaries include various entities that own cable systems and other businesses.  Cablevision's ability to pay interest and principal on its outstanding indebtedness is dependent upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings' ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available to the Company to do so.  In addition, Newsday is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  Also, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.
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
Our business is very capital intensive.  Operating and maintaining our cable systems requires significant amounts of cash payments to third parties.  Capital expenditures were $891.7 million, $951.7 million and $991.6 million, in 2014, 2013 and 2012, respectively, and primarily include payments for customer premise equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Lightpath networks, in addition to the capital requirements of our other businesses.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors. For example, we have deployed WiFi access points throughout our footprint. We expect these capital expenditures to continue to be significant as we further enhance our service offerings.  We have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time.  We will not be able to generate sufficient cash internally to fund anticipated capital expenditures, meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

•	eliminate or reduce the quarterly dividend and/or share repurchase program;

•	refinance existing obligations to extend maturities;

•	raise additional capital, through debt or equity issuances or both;

•	cancel or scale back current and future spending programs; or

•	sell assets or interests in one or more of our businesses.
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
Our cable and other telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See "Item 1.  Business - Regulation".  In certain of our service areas, state or local franchising authorities regulate the basic service tier rates we may charge our customers for certain of our video services in accordance with FCC rules.  The FCC and state and local governments also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our voice business and our high-speed Internet access businesses.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under "Item 1.  Business -Regulation".
Legislative enactments, court actions, and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  For example, new requirements giving third parties access to our network or other assets, limits on how we offer broadband service or the rates we charge for it, or new regulations that confer asymmetrical benefits on online video distributors could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey, Connecticut, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.
Our current franchises are non-exclusive and our franchisors need not renew our franchises.
Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the latter in some states also subject to approval of state regulatory authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2014, our ten largest franchise areas comprised approximately 57% of our total video customers and of those, two franchises, Newark, New Jersey, and the Town of Hempstead, New York, comprising an aggregate of approximately 136,000 video customers, were expired.  The Newark, New Jersey franchise agreement was renewed in January 2015. We are currently lawfully operating in the Town of Hempstead, New York franchise area under temporary authority recognized by the State of New York.
We rely on network and information systems for our operations, and a disruption or failure of those systems may disrupt our operations.
Network and information systems are essential to our ability to deliver our services to our customers. We have in place multiple security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems.  A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber attacks" and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events.  Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment and data.  Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities.  Moreover, these events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer.
We have expended, and expect to continue to spend in the future, significant amounts to protect our network and information systems; however, there can be no assurance that these efforts will prevent any of the problems identified above.

If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our results of operations and reputation could suffer.
The nature of our business involves the receipt and storage of information about our customers and employees.  We have procedures in place to detect and respond to data security incidents.  However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.  In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.  Unauthorized parties may also attempt to gain access to our systems or facilities.  If our efforts to protect the security of information about our customers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation, and negative publicity resulting in reputation or brand damage with customers, and our results of operations could suffer.
A portion of our workforce is represented by labor unions.  Collective bargaining agreements can increase our expenses.  Labor disruptions could adversely affect our operations.
As of December 31, 2014, 486 of our full-time employees were covered by collective bargaining agreements.  In February 2015, the Company and the Communication Workers of America ("CWA") entered into a collective bargaining agreement which covers approximately 262 of our workforce, primarily technicians in Brooklyn, New York.  Collective bargaining agreements with the CWA covering this group of employees or agreements with other unionized employees may increase our expenses.  In addition, any disruptions to our operations due to labor related problems could have an adverse effect on our business.
Our Newsday business has suffered operating losses historically and such losses are expected to continue in the future.
Newsday suffered operating losses of $37.7 million, $71.1 million, and $47.0 million for the years ended December 31, 2014, 2013, and 2012, respectively, which included impairments of intangible assets of $5.8 million, $37.5 million, and $13.0 million in 2014, 2013 and 2012, respectively.  Operating losses are expected to continue in the future.  As of December 31, 2014, Newsday had a credit facility outstanding which consisted of a $480 million floating rate term loan guaranteed by CSC Holdings.  In addition, at December 31, 2014, Newsday Holdings held approximately $611 million aggregate principal amount of senior notes issued by Cablevision.  Newsday has agreed that it will hold Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under its senior secured credit facility until it matures.
Demand for advertising, increased competition and declines in circulation affect Newsday.
A majority of the revenues of our Newsday business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for Newsday.
Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources, including other newspapers that reach a similar audience, magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio, and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.
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
At December 31, 2014, we reported approximately $6.8 billion of consolidated total assets, of which approximately $1.0 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
The MSG Distribution and the AMC Networks Distribution could result in significant tax liability.
We have received private letter rulings from the IRS to the effect that, among other things, the MSG Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment) and the AMC Networks Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks, a company which consisted principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment) and certain related transactions, will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the "Code").
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
We rely on Madison Square Garden's and AMC Networks' performance under various agreements.
In connection with the MSG Distribution and the AMC Networks Distribution, we entered into various agreements with Madison Square Garden and AMC Networks, respectively, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern our relationship with those entities subsequent to the distributions and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the distributions.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreements include agreements that we and those entities agree to provide each other with indemnities with respect to liabilities arising out of the businesses we transferred to those entities.  We are also party to other arrangements with Madison Square Garden and AMC Networks, such as affiliation agreements covering the MSG networks and AMC, WE tv, IFC and Sundance Channel.  We and these entities will rely on the other to perform its obligations under these agreements.  If Madison Square Garden or AMC Networks were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.
We share certain executives and directors with Madison Square Garden and AMC Networks, which means those executives will not devote their full time and attention to our affairs.
As a result of the AMC Networks Distribution, our Chairman, Charles F. Dolan, serves as Executive Chairman of AMC Networks.  As a result of the MSG Distribution, our Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of Madison Square Garden.  This arrangement is similar to the historical situation whereby Mr. Dolan had served as a senior officer of Madison Square Garden and Charles F. Dolan provided senior leadership to our Rainbow segment.  In February 2015, our Vice Chairman and Chief Financial Officer, Gregg G. Seibert, was appointed as Vice Chairman of both Madison Square Garden and AMC Networks. As a result, three senior executives of the Company are not devoting their full time and attention to the Company's affairs.  In addition, six members of our Board of Directors are also directors of Madison Square Garden and eight members of our Board of Directors are also directors of AMC Networks.
Our overlapping directors and executives may result in the diversion of corporate opportunities and other potential conflicts.
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
As of February 19, 2015, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively beneficially owned all of Cablevision's Class B common stock, approximately 2% of Cablevision's outstanding Class A common stock and approximately 72% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 59% of Cablevision's outstanding Class B common stock, less than 1% of Cablevision's outstanding Class A common stock and approximately 42% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a stockholders’ agreement pursuant to which, among other things, the voting power of the Class B stockholders will be cast as a block with respect to all matters to be voted on by the Class B stockholders.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  In the past, the Dolan family has made proposals to take Cablevision private, including a 2007 transaction that was submitted to a vote of Cablevision's stockholders but that did not receive shareholder approval.  In each such case, the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space. We also own certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 719,000 square feet of space.
We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios and microwave receiving antennae are located, as well as other properties, aggregating approximately 2,480,000 square feet of space primarily in New York, New Jersey and Connecticut.
We also lease business offices in Jericho, New York with approximately 621,000 square feet of space.  Of this amount, we currently sublease approximately 295,000 square feet of space to third party tenants and approximately 16,000 square feet of space is currently vacant.
In addition, Newsday leases properties aggregating approximately 707,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.
We generally own all assets (other than real property) related to our cable operations, including our headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, program production equipment, tools and maintenance equipment.  We also generally own our service and other vehicles.
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
Price Range of Cablevision NY Group Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the CNYG Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2014:
First Quarter	$18.28	$15.69
Second Quarter	17.79	15.92
Third Quarter	20.42	17.41
Fourth Quarter	21.97	16.94

	High	Low
Year Ended December 31, 2013:
First Quarter	$15.96	$13.62
Second Quarter	17.01	13.88
Third Quarter	20.16	16.71
Fourth Quarter	18.05	14.65
As of February 19, 2015, there were 1,087 holders of record of CNYG Class A common stock.

There is no public trading market for the CNYG Class B common stock, par value $.01 per share.  As of February 19, 2015, there were 23 holders of record of CNYG Class B common stock.
All membership interests in CSC Holdings are held by Cablevision.
Stockholder Dividends and Distributions
Cablevision
The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
November 5, 2014	$0.15	November 21, 2014	December 12, 2014
July 29, 2014	$0.15	August 15, 2014	September 5, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014
February 25, 2014	$0.15	March 14, 2014	April 3, 2014

November 6, 2013	$0.15	November 22, 2013	December 13, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
February 26, 2013	$0.15	March 15, 2013	April 3, 2013
Cablevision paid dividends aggregating $160.5 million and $159.7 million in 2014 and 2013, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2014, up to approximately $8.3 million will be paid when, and if, restrictions lapse on restricted shares outstanding.
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
CSC Holdings
During the years ended December 31, 2014 and 2013, CSC Holdings made equity distribution cash payments to Cablevision, its sole member, aggregating approximately $396.4 million and $501.2 million, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest on its senior notes;

•	Cablevision's repurchases of certain outstanding senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.
CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.
CSC Holdings' indentures and the CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.
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

CNYG Stock Performance Graph
The chart below compares the performance of the Company's CNYG Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in CNYG Class A common stock prices from December 31, 2009 through December 31, 2014.  As required by the SEC, the values shown assume the reinvestment of all dividends and also reflect the effect of the AMC Networks Distribution and MSG Distribution.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2014:  Comcast Corporation, Mediacom Communications Corporation (until March 4, 2011 when Mediacom stock ceased trading), Time Warner Cable Inc., and Charter Communications.  The chart assumes $100 was invested on December 31, 2009 in each of the Company's CNYG Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting
.

	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014
CNYG CLASS A	$100	$162	$100	$109	$136	$162
S&P 500 INDEX	$100	$115	$117	$136	$180	$205
PEER GROUP	$100	$140	$151	$239	$345	$395

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

Operating Data:
	Cablevision Systems Corporation
	Years Ended December 31,
	2014	2013	2012 (a)	2011	2010
	(Dollars in thousands)
Revenues, net	$6,460,946	$6,232,152	$6,131,675	$6,162,608	$6,087,864
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,136,808	3,079,226	3,001,577	2,653,978	2,563,575
Selling, general and administrative	1,533,898	1,521,005	1,454,045	1,398,061	1,421,737
Restructuring expense (credits)	2,480	23,550	(770)	6,311	(58)
Depreciation and amortization (including impairments)	866,502	909,147	907,775	846,533	874,334
Operating income	921,258	699,224	769,048	1,257,725	1,228,276
Other income (expense):
Interest expense, net	(575,580)	(600,637)	(660,074)	(685,967)	(704,162)
Gain on sale of affiliate interests	—	—	716	683	2,051
Gain on investments, net	129,659	313,167	294,235	37,384	109,813
Gain (loss) on equity derivative contracts, net	(45,055)	(198,688)	(211,335)	1,454	(72,044)
Loss on interest rate swap contracts, net	—	—	(1,828)	(7,973)	(85,013)
Loss on extinguishment of debt and write-off of deferred financing costs	(10,120)	(22,542)	(66,213)	(92,692)	(110,049)
Miscellaneous, net	4,988	2,436	1,770	1,265	1,448

Income from continuing operations before income taxes	425,150	192,960	126,319	511,879	370,320
Income tax expense	(115,768)	(65,635)	(51,994)	(220,552)	(133,378)
Income from continuing operations, net of income taxes	309,382	127,325	74,325	291,327	236,942
Income from discontinued operations, net of income taxes (b)	2,822	338,316	159,288	954	124,655
Net income	312,204	465,641	233,613	292,281	361,597
Net loss (income) attributable to noncontrolling interests	(765)	20	(90)	(424)	(649)
Net income attributable to Cablevision Systems Corporation stockholders	$311,439	$465,661	$233,523	$291,857	$360,948

(a)	See Note 19 to our consolidated financial statements for information regarding the impact of Superstorm Sandy.

(b)	See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

	Cablevision Systems Corporation
	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
INCOME PER SHARE:

Basic income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations, net of income taxes	$1.17	$0.49	$0.28	$1.05	$0.81

Income from discontinued operations, net of income taxes	$0.01	$1.30	$0.61	$—	$0.43

Net income	$1.18	$1.79	$0.89	$1.06	$1.23

Basic weighted average common shares (in thousands)	264,623	260,763	262,258	276,369	293,165

Diluted income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations, net of income taxes	$1.14	$0.48	$0.28	$1.02	$0.78

Income from discontinued operations, net of income taxes	$0.01	$1.27	$0.60	$—	$0.41

Net income	$1.15	$1.75	$0.87	$1.02	$1.20

Diluted weighted average common shares (in thousands)	270,703	265,935	267,330	284,904	301,880

Cash dividends declared and paid per common share	$0.600	$0.600	$0.600	$0.575	$0.475

Amounts attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations, net of income taxes	$308,617	$127,345	$74,235	$290,903	$236,293
Income from discontinued operations, net of income taxes	2,822	338,316	159,288	954	124,655
Net income	$311,439	$465,661	$233,523	$291,857	$360,948

	CSC Holdings, LLC
	Years Ended December 31,
	2014	2013	2012 (a)	2011	2010
	(Dollars in thousands)
Revenues, net	$6,460,946	$6,232,152	$6,131,675	$6,162,608	$6,087,864
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,136,808	3,079,226	3,001,577	2,653,978	2,563,575
Selling, general and administrative	1,533,898	1,521,005	1,454,045	1,398,061	1,421,737
Restructuring expense (credits)	2,480	23,550	(770)	6,311	(58)
Depreciation and amortization (including impairments)	866,502	909,147	907,775	846,533	874,334
Operating income	921,258	699,224	769,048	1,257,725	1,228,276
Other income (expense):
Interest expense, net	(304,831)	(315,572)	(406,783)	(443,385)	(463,749)
Gain on sale of affiliate interests	—	—	716	683	2,051
Gain on investments, net	129,659	313,167	294,235	37,384	109,813
Gain (loss) on equity derivative contracts, net	(45,055)	(198,688)	(211,335)	1,454	(72,044)
Loss on interest rate swap contracts, net	—	—	(1,828)	(7,973)	(85,013)
Loss on extinguishment of debt and write-off of deferred financing costs	(9,618)	(23,144)	(66,213)	(92,692)	—
Miscellaneous, net	4,988	2,436	1,770	1,265	1,434
Income from continuing operations before income taxes	696,401	477,423	379,610	754,461	720,768
Income tax expense	(236,450)	(188,079)	(152,547)	(328,714)	(270,497)
Income from continuing operations, net of income taxes	459,951	289,344	227,063	425,747	450,271
Income from discontinued operations, net of income taxes (b)	2,822	330,711	159,288	954	124,655
Net income	462,773	620,055	386,351	426,701	574,926
Net loss (income) attributable to noncontrolling interests	(765)	20	(90)	(424)	(649)
Net income attributable to CSC Holdings, LLC's sole member	$462,008	$620,075	$386,261	$426,277	$574,277

Amounts attributable to CSC Holdings, LLC's sole member:

Income from continuing operations, net of income taxes	$459,186	$289,364	$226,973	$425,323	$449,622
Income from discontinued operations, net of income taxes	2,822	330,711	159,288	954	124,655
Net income	$462,008	$620,075	$386,261	$426,277	$574,277

(a)	See Note 19 to our consolidated financial statements for information regarding the impact of Superstorm Sandy.

(b)	See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

Balance Sheet Data:
	Cablevision Systems Corporation
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Total assets	$6,765,171	$6,591,076	$7,250,289	$7,152,747	$8,889,548
Credit facility debt	2,780,649	3,766,145	3,914,001	4,433,460	4,999,111
Collateralized indebtedness	986,183	817,950	556,152	455,938	352,606
Senior notes and debentures	5,855,867	5,138,515	5,488,219	5,196,660	5,318,193
Notes payable	23,911	5,334	12,585	29,227	—
Capital lease obligations	46,412	31,290	56,569	42,763	31,237
Total debt	9,693,022	9,759,234	10,027,526	10,158,048	10,701,147
Redeemable noncontrolling interest	8,676	9,294	11,999	13,761	14,698
Stockholders' deficiency	(5,041,469)	(5,284,330)	(5,639,164)	(5,575,855)	(6,296,918)
Noncontrolling interests	779	786	1,158	1,791	1,485
Total deficiency	(5,040,690)	(5,283,544)	(5,638,006)	(5,574,064)	(6,295,433)

	CSC Holdings, LLC
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Total assets	$6,648,031	$6,448,547	$7,454,169	$7,611,206	$9,194,747
Credit facility debt	2,780,649	3,766,145	3,914,001	4,433,460	4,999,111
Collateralized indebtedness	986,183	817,950	556,152	455,938	352,606
Senior notes and debentures	3,062,126	2,309,403	2,596,683	3,029,694	3,152,505
Notes payable	23,911	5,334	12,585	29,227	—
Capital lease obligations	46,412	31,290	56,569	42,763	31,237
Total debt	6,899,281	6,930,122	7,135,990	7,991,082	8,535,459
Redeemable noncontrolling interest	8,676	9,294	11,999	13,761	14,698
Member's deficiency	(2,528,298)	(2,644,072)	(2,851,773)	(3,414,943)	(4,150,245)
Noncontrolling interests	779	786	1,158	1,791	1,485
Total deficiency	(2,527,519)	(2,643,286)	(2,850,615)	(3,413,152)	(4,148,760)

Statistical Data (Unaudited):

	As of December 31,
	2014	2013	2012 (e)
	(in thousands, except per customer amounts)

Total customers (a)	3,118	3,188	3,230
Video customers (b)	2,681	2,813	2,893
High-speed data customers	2,760	2,780	2,763
Voice customers	2,229	2,272	2,264

Serviceable passings (c)	5,046	5,034	4,979

Penetration:
Total customers to serviceable passings	61.8%	63.3%	64.9%
Video customers to serviceable passings	53.1%	55.9%	58.1%
High-speed data customers to serviceable passings	54.7%	55.2%	55.5%
Voice customers to serviceable passings	44.2%	45.1%	45.5%
Average Monthly Revenue per Customer ("RPC") (d)	$155.20	$147.34	$137.51

(a)	Represents number of households/businesses that receive at least one of the Company's services.

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

(c)
Represents the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our cable distribution network.

(d)
RPC is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Cable segment for the fourth quarter of each year presented by the average number of total customers served by our cable systems for the same period.

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

•
competition for subscribers from existing competitors (such as telephone companies, direct broadcast satellite ("DBS") distributors, and Internet-based providers) and new competitors entering our franchise areas;

•	demand for our video, high-speed data and voice services, which is impacted by competition from other services and changes in technology and consumer expectations and behavior;

•	the level of our expenses, including the cost of programming;

•	the level of our capital expenditures;

•	changes in the laws or regulations under which we operate;

•	general economic conditions in the areas in which we operate;

•	the state of the market for debt securities and bank loans;

•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

•	market demand for new services;

•	demand for advertising on our cable television systems;

•	industry conditions;

•	the outcome of litigation and other proceedings, including the matters described under Item 3. Legal Proceedings;

•	future acquisitions and dispositions of assets;

•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in the cable business, the newspaper publishing business, and our other businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and

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
CABLEVISION SYSTEMS CORPORATION
All dollar amounts, except per customer and per share data, included in the following discussion under this Item 7, are presented in thousands.
Summary
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See "Item 1A. Risk Factors".
In 2013, we completed the Clearview Sale and the Bresnan Sale (see Note 1 to our consolidated financial statements). Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, we no longer consolidate the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in our consolidated financial statements as discontinued operations for all periods presented.
Cable
Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2014, derives revenues principally through monthly charges to subscribers of our video, high-speed data and VoIP services which accounted for 53%, 22% and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2014. These monthly charges include fees for video programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions. We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.
Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our video customers, speed tier upgrades by our high-speed data customers, and acquisition transactions that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines, including commercial establishments that have connected to our cable distribution network).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  Due to the high penetration of our video, high-speed data and VoIP services (53.1%, 54.7% and 44.2%, respectively, of serviceable passings at December 31, 2014), our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.
We face competition from telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail under “Competition” above, we face intense competition from Verizon. Verizon has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets DBS services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high speed data and VoIP services in the future.
Frontier offers video service, as well as high-speed data and VoIP services, in competition with us in most of our Connecticut service area.  Frontier also markets DBS services in this service area. Verizon and Frontier have made and may continue to make promotional offers at prices lower than ours. Verizon has significantly greater financial resources than we do.
This competition affects our ability to add or retain customers and creates pressure upon the pricing of our services. Competition, particularly from Verizon, has negatively impacted our revenues and caused subscriber declines in our service areas. To the extent Verizon and Frontier continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted.
The two major DBS services, DISH Network and DIRECTV, are available to the vast majority of our customers.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices. Each of these competitors has significantly greater financial resources than we do.
In addition, our revenues have been negatively impacted by the prolonged weak economic conditions as customers with less disposable income may have been more willing to obtain services from our competitors or other sources.  Our revenues may continue to be negatively impacted by the prolonged weak economic conditions in certain portions of our service area.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future.  For example, we have deployed WiFi access points throughout our footprint.
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
Lightpath
Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2014.  Lightpath derives revenues from the sale of fiber based telecommunications services to the business market. Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.

Other
Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2014, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales, a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
Newsday
Newsday's revenue is derived primarily from the sale of advertising and the sale of the Newsday daily newspaper, including home delivery, digital subscriptions, and single copy sales through local retail outlets ("circulation revenue").  For the year ended December 31, 2014, advertising revenues accounted for 65% and circulation revenues accounted for 34% of the total revenues of Newsday.
The newspaper industry generally has experienced significant declines in circulation and readership levels due to competition from new media news formats and less reliance on newspapers by consumers. Readership and circulation levels, as well as economic conditions and the existence of other advertising outlets, impact the demand for and level of our advertising.  These factors will continue to negatively impact Newsday’s revenues.
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
Impairment of Long-Lived and Indefinite-Lived Assets:
The Company's long-lived and indefinite-lived assets at December 31, 2014 include goodwill of $264,690, other intangible assets of $775,879 ($739,098 of which are indefinite-lived intangible assets), and $3,025,747 of property, plant and equipment.  Such assets accounted for approximately 60% of the Company's consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company's cable television franchises and various trademarks, are tested annually for impairment during the first quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.
We assess qualitative factors for certain of our reporting units that carry goodwill. Among other relevant events and circumstances that affect the fair value of these reporting units, we assess individual factors such as:

•	macroeconomic conditions;

•	industry and market conditions;

•	cost factors;

•	overall financial performance of the reporting unit;

•	changes in management, strategy or customers;

•	relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit; and

•	sustained decrease in share price, as applicable.

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
The Company assesses the qualitative factors discussed above to determine whether it is necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test.  This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting’s fair value is less than its carrying amount.  When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for identifiable indefinite-lived intangible assets requires a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2014:

Reportable Segment	Unit of Accounting	Identifiable Indefinite- Lived Intangible Assets Balance

Cable	Cable Television Franchises	$731,848

Other	Newsday Trademarks	7,000

Cable	Other indefinite-lived intangibles	250
		$739,098
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

Based on the Company's annual impairment test during the first quarter of 2014, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company's reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for the Company's Cable or Lightpath reporting units.
The Company's identifiable indefinite-lived intangible assets that represent approximately 99% of the total indefinite-lived intangibles recorded on the consolidated balance sheet at December 31, 2014 are the Company's cable television franchises and various reporting unit trademarks, which are valued using an income approach or market approach.  The Company's cable television franchises are the largest of the Company's identifiable indefinite-lived intangible assets and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows ("DCF") methodology.  The DCF methodology used to value cable television franchises entails identifying the projected discrete cash flows related to such cable television franchises and discounting them back to the valuation date.  The projected discrete cash flows related to such cable television franchises represent the rights to solicit and the right to service potential customers in the service areas defined by franchise rights currently held by the Company.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Based on the Company's annual impairment test during the first quarter of 2014, the Company's cable television franchises within the Cable reporting unit have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets' estimated fair value unit of accounting over their respective carrying values.  In order to evaluate the sensitivity of these fair value calculations, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of these identifiable indefinite-lived intangibles. These hypothetical decreases would not have resulted in any impairment charges.
In addition, the Company recorded impairment charges of $200, $25,100 and $13,000, in the fourth quarter of 2014, 2013 and 2012, respectively, related to Newsday trademarks, reflecting the excess of the carrying values over the estimated fair values. The estimated fair values of Newsday's trademarks were based on discounted future cash flows calculated based on the relief-from-royalty method. The reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to a decrease in the assumed royalty rate from 2% for 2012 to 0.5% for 2013 and 2014.  These decreases are primarily due to the lower projected margins for the Newsday print newspaper.  In addition, declines in the Company's revenue projections for the Newsday print newspaper and changes in the discount rate from 11.5% for 2012 to 12.0% for 2013 and 11% for 2014 also impacted the estimated fair values. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
In addition, in 2014 and 2013, the Company recorded an impairment charge of $5,631 and $12,358, respectively, relating to the excess of the carrying value over the estimated fair values of Newsday's amortizing subscriber relationships and advertising relationships, respectively.  The decrease in fair values, which were determined based on discounted cash flows, resulted primarily from the decline in projected cash flows related to these assets.
Valuation of Deferred Tax Assets:
Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards ("NOLs"). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs. The Company decreased the valuation allowance by $344 and $1,974 in 2014 and 2013, respectively, and increased the valuation allowance by $5,480 in 2012. During 2014 and 2013 certain state NOLs either expired or a determination was made that they could not be utilized in the future. The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $6,735 and $303 in 2014 and 2013, respectively. Pursuant to certain LLC conversions during 2012, state NOLs for which the deferred tax asset had been offset by a valuation allowance were eliminated. The associated deferred tax asset and valuation allowance were both reduced by $3,074 in 2012.
Plant and Equipment:
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's hybrid fiber/coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (4 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over the estimated useful lives of 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up- grade and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.
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
Litigation Settlement
In connection with the AMC Networks Distribution in June 2011, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provided that CSC Holdings and the AMC Parties would share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network, LLC ("DISH Network") that were received by subsidiaries of AMC Networks from VOOM HD Holdings LLC.

In October 2012, we and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of us and AMC Networks.  On April 8, 2013, we and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) we would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, we received $175,000 from AMC Networks (in addition to the $350,000 initially distributed to us from the joint escrow account in December 2012).  The proceeds of $175,000 and $350,000 was recorded as a gain in discontinued operations for the years ended December 31, 2013 and 2012, respectively.
Non-GAAP Financial Measures
We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards that are not expected to be made in cash, in the case of of restricted shares, restricted stock units and stock options, and the distortive effects of fluctuating stock prices in the case of stock appreciation rights.
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

Results of Operations - Cablevision Systems Corporation
The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:
STATEMENT OF INCOME DATA

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,460,946	100%	$6,232,152	100%	$228,794

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,136,808	49	3,079,226	49	(57,582)
Selling, general and administrative	1,533,898	24	1,521,005	24	(12,893)
Restructuring expense	2,480	—	23,550	—	21,070
Depreciation and amortization (including impairments)	866,502	13	909,147	15	42,645
Operating income	921,258	14	699,224	11	222,034
Other income (expense):
Interest expense, net	(575,580)	(9)	(600,637)	(10)	25,057
Gain on investments, net	129,659	2	313,167	5	(183,508)
Loss on equity derivative contracts, net	(45,055)	(1)	(198,688)	(3)	153,633
Loss on extinguishment of debt and write-off of deferred financing costs	(10,120)	—	(22,542)	—	12,422
Miscellaneous, net	4,988	—	2,436	—	2,552
Income from continuing operations before income taxes	425,150	7	192,960	3	232,190
Income tax expense	(115,768)	(2)	(65,635)	(1)	(50,133)
Income from continuing operations, net of income taxes	309,382	5	127,325	2	182,057
Income from discontinued operations, net of income taxes	2,822	—	338,316	5	(335,494)
Net income	312,204	5	465,641	7	(153,437)
Net loss (income) attributable to noncontrolling interests	(765)	—	20	—	(785)
Net income attributable to Cablevision Systems Corporation stockholders	$311,439	5%	$465,661	7%	$(154,222)
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2014	2013	Favorable (Unfavorable)
	Amount	Amount

Operating income	$921,258	$699,224	$222,034
Share-based compensation	43,984	52,715	(8,731)
Restructuring expense	2,480	23,550	(21,070)
Depreciation and amortization (including impairments)	866,502	909,147	(42,645)
AOCF	$1,834,224	$1,684,636	$149,588

STATEMENT OF INCOME DATA (continued)

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,232,152	100%	$6,131,675	100%	$100,477

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,079,226	49	3,001,577	49	(77,649)
Selling, general and administrative	1,521,005	24	1,454,045	24	(66,960)
Restructuring expense (credits)	23,550	—	(770)	—	(24,320)
Depreciation and amortization (including impairments)	909,147	15	907,775	15	(1,372)
Operating income	699,224	11	769,048	13	(69,824)
Other income (expense):
Interest expense, net	(600,637)	(10)	(660,074)	(11)	59,437
Gain on sale of affiliate interests	—	—	716	—	(716)
Gain on investments, net	313,167	5	294,235	5	18,932
Loss on equity derivative contracts, net	(198,688)	(3)	(211,335)	(3)	12,647
Loss on interest rate swap contracts, net	—	—	(1,828)	—	1,828
Loss on extinguishment of debt and write-off of deferred financing costs	(22,542)	—	(66,213)	(1)	43,671
Miscellaneous, net	2,436	—	1,770	—	666
Income from continuing operations before income taxes	192,960	3	126,319	2	66,641
Income tax expense	(65,635)	(1)	(51,994)	(1)	(13,641)
Income from continuing operations, net of income taxes	127,325	2	74,325	1	53,000
Income from discontinued operations, net of income taxes	338,316	5	159,288	3	179,028
Net income	465,641	7	233,613	4	232,028
Net loss (income) attributable to noncontrolling interests	20	—	(90)	—	110
Net income attributable to Cablevision Systems Corporation stockholders	$465,661	7%	$233,523	4%	$232,138
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2013	2012	Favorable (Unfavorable)
	Amount	Amount

Operating income	$699,224	$769,048	$(69,824)
Share-based compensation	52,715	60,705	(7,990)
Restructuring expense (credits)	23,550	(770)	24,320
Depreciation and amortization (including impairments)	909,147	907,775	1,372
AOCF	$1,684,636	$1,736,758	$(52,122)

Comparison of Consolidated Year Ended December 31, 2014 Versus Year Ended December 31, 2013
Consolidated Results – Cablevision Systems Corporation
We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;

•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and

•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.
We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment) that were not eliminated as a result of the Clearview Sale and the Bresnan Sale have been reclassified to the Other segment in continuing operations for all periods presented.
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
Revenues, net for the year ended December 31, 2014 increased $228,794 (4%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Cable segment	$208,934
Increase in revenues of the Lightpath segment	20,355
Decrease in revenues of the Other segment	(715)
Inter-segment eliminations	220
$228,794
Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•
cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•	interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services; and

•	content, production and distribution costs of our Newsday business.
Technical and operating expenses (excluding depreciation, amortization and impairments) in 2014 increased $57,582 (2%) as compared to 2013.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$80,198
Increase in expenses of the Lightpath segment	2,740
Decrease in expenses of the Other segment	(25,934)
Inter-segment eliminations	578
$57,582

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $12,893 (1%) for 2014 as compared to 2013.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$32,230
Increase in expenses of the Lightpath segment	4,897
Decrease in expenses of the Other segment	(23,876)
Inter-segment eliminations	(358)
$12,893
Depreciation and amortization (including impairments) decreased $42,645 (5%) for 2014 as compared to 2013.  The net decrease is attributable to the following:

Decrease in expenses of the Cable segment	$(3,872)
Increase in expenses of the Lightpath segment	1,381
Decrease in expenses of the Other segment	(40,154)
$(42,645)
Restructuring expense for the year ended December 31, 2014 and 2013 amounted to $2,480 and $23,550.  The 2014 amount is comprised of $3,190 associated primarily with the elimination of positions in our Other segment, partially offset by credits related to adjustments to facility realignment provisions recorded in prior restructuring plans. The 2013 amount was comprised of $11,283 associated primarily with the elimination of 234 positions in our Cable segment, $10,038 associated primarily with the elimination of 191 positions in our Other segment and $1,558 associated primarily with the elimination of 16 positions in our Lightpath segment as a result of a strategic evaluation of the Company's operations.  Additionally, we expensed $1,205 in connection with an early lease termination in our Other segment.  Offsetting these expenses are restructuring credits of $534 related to adjustments to facility realignment provisions recorded in prior restructuring plans.
Adjusted operating cash flow increased $149,588 (9%) for 2014 as compared 2013.  The net increase is attributable to the following:

Increase in AOCF of the Cable segment	$94,048
Increase in AOCF of the Lightpath segment	11,308
Increase in AOCF of the Other segment	44,232
$149,588
Interest expense, net decreased $25,057 (4%) for 2014 as compared to 2013.  The net decrease is attributable to the following:

Decrease due to change in average debt balances	$(14,762)
Decrease due to change in average interest rates on our indebtedness	(4,808)
Decrease in fees, primarily related to the refinancing of CSC Holdings' credit facility in 2013	(8,018)
Lower interest income	45
Other net increases, primarily interest expense related to capital leases	2,486
$(25,057)
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain on investments, net for the years ended December 31, 2014 and 2013 of $129,659 and $313,167, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.
Loss on equity derivative contracts, net for the years ended December 31, 2014 and 2013 of $45,055 and $198,688, respectively, consists of unrealized and realized gains due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $10,120 and $22,542 for the years ended December 31, 2014 and 2013, respectively.  The 2014 amount includes $9,618, related to the $750,000 repayment of CSC Holdings'

outstanding Term B loan facility in May 2014 and the $200,000 repayment in September 2014. In addition, the 2014 amount includes the write-off of unamortized deferred financing costs of $1,436 and a net gain of $934, net of fees, recognized in connection with the repurchase of Cablevision's outstanding 5.875% senior notes due September 2022.
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
Income tax expense of $115,768 for the year ended December 31, 2014, reflected an effective tax rate of 27%.  In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, the Company recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. New York State corporate tax reform legislation enacted on March 31, 2014 resulted in tax benefit of $2,050 primarily due to a reduction in the applicable tax rate used to measure deferred taxes. In 2014, the Company recorded tax benefit of $2,634 related to research credits. Absent these items, the effective tax rate for the year ended December 31, 2014 would have been 41%.
The Company recorded income tax expense of $65,635 for the year ended December 31, 2013, reflecting an effective tax rate of 34%.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,631. In 2013, the Company recorded tax benefits of (i) $3,739 related to research credits, (ii) $11,228 resulting from a change in the state apportionment rates used to measure deferred taxes, and (iii) $3,851 resulting from a lower tax rate used to determine deferred tax on unrealized investment gains. Absent these items, the effective tax rate for the year ended December 31, 2013 would have been 41%.
For the year ended December 31, 2014, the Company has fully offset federal taxable income with a net operating loss carry forward ("NOL").  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly. At December 31, 2014, the Company had consolidated federal NOLs of $619,955. Subsequent to the utilization of the Company's NOLs and tax credit carry forwards, payments for income taxes are expected to increase significantly.
Income from discontinued operations
Income from discontinued operations, net of income taxes, for the years ended December 31, 2014 and 2013 reflects the following items:

	Years Ended December 31,
	2014	2013
Litigation settlement, net of legal fees, net of income taxes	$—	$103,636
Income of Bresnan Cable, including gain on sale, net of income taxes	3,306	259,692
Loss of Clearview Cinemas, including loss on sale in 2013, net of income taxes	(484)	(25,012)
Income from discontinued operations, net of income taxes - Cablevision	2,822	338,316
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	—	(7,605)
Income from discontinued operations, net of income taxes - CSC Holdings	$2,822	$330,711
See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment:

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,784,945	100%	$5,576,011	100%	$208,934
Technical and operating expenses (excluding depreciation and amortization shown below)	2,822,907	49	2,742,709	49	(80,198)
Selling, general and administrative expenses	1,158,356	20	1,126,126	20	(32,230)
Restructuring expense (credits)	(19)	—	11,283	—	11,302
Depreciation and amortization	739,559	13	743,431	13	3,872
Operating income	$1,064,142	18%	$952,462	17%	$111,680
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2014	2013	Favorable (Unfavorable)
	Amount	Amount

Operating income	$1,064,142	$952,462	$111,680
Share-based compensation	29,895	32,353	(2,458)
Restructuring expense (credits)	(19)	11,283	(11,302)
Depreciation and amortization	739,559	743,431	(3,872)
AOCF	$1,833,577	$1,739,529	$94,048
Revenues, net for the year ended December 31, 2014 increased $208,934 (4%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Video (including equipment rental, DVR, franchise fees, video-on-demand, and pay-per-view)	$3,187,245	$3,149,702	$37,543	1%
High-speed data	1,416,328	1,342,627	73,701	5
Voice	910,653	841,048	69,605	8
Advertising	163,596	147,875	15,721	11
Other (including installation, advertising sales commissions, home shopping, and other products)	107,123	94,759	12,364	13
	$5,784,945	$5,576,011	$208,934	4%
The net revenue increase for the year ended December 31, 2014 as compared to the prior year was primarily due to rate increases: (i) for certain video services implemented during the second and third quarters of 2013, (ii) for certain video, high-speed data and voice services implemented during the first quarter of 2014, (iii) for certain video services implemented in the second quarter of 2014, and less promotional activity as a result of continued disciplined pricing policies.  In addition, advertising revenue increased due to higher political spending and other revenue increased primarily due to installation revenue and advertising sales commissions.

Partially offsetting these increases was a decrease in revenue primarily due to a decline in video customers as compared to December 31, 2013.
The following table presents certain statistical information as of December 31, 2014, September 30, 2014 and December 31, 2013:

	December 31, 2014	September 30, 2014	December 31, 2013
	(in thousands, except per customer amounts)

Total customers	3,118	3,129	3,188
Video customers	2,681	2,715	2,813
High-speed data customers	2,760	2,756	2,780
Voice customers	2,229	2,240	2,272
Serviceable Passings	5,046	5,064	5,034

Average Monthly Revenue per Customer ("RPC") (a)	$155.20	$154.50	$147.34

(a)
RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable systems for the respective period.

The following table reflects our net customer increases (decreases) for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(in thousands)

Total customers	(70.7)	(41.9)
Video customers	(131.7)	(80.0)
High-speed data customers	(20.2)	16.8
Voice customers	(43.1)	8.3
We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, the result of disciplined pricing and credit policies primarily in 2014, and prolonged weak economic conditions in certain portions of our service area.  These factors are expected to impact our ability to maintain or increase our existing customers and revenue in the future.
Technical and operating expenses (excluding depreciation and amortization shown below) for 2014 increased $80,198 (3%) as compared to 2013.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower customers	$91,494
Increase in employee related costs, primarily merit increases and benefits, and an increase in the number of employees	23,952
Increase in certain taxes and fees due primarily to the favorable resolution of a tax matter in 2013	3,379
Decrease in contractor costs due primarily to lower truck rolls	(28,687)
Decreases in net expenses relating to Superstorm Sandy (includes insurance recovery of $2,997 in 2014)	(10,481)
Decrease in material and equipment repair costs due to decreased activity	(8,197)
Other net increases	8,738
$80,198
Technical and operating expenses consist primarily of (i) programming costs (including costs of video-on-demand and pay-per-view), which typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services, (ii) interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers, and (iii) other direct costs associated with providing and maintaining services to our customers which are impacted by general cost increases for employees, contractors, insurance and other various expenses.
Our programming costs increased 6% in 2014 due primarily to an increase in contractual programming rates, partially offset by a decrease in video customers.  Our programming costs in 2015 will be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
Technical and operating expenses also include franchise fees, which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of cable television service over our cable systems, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.
Costs of field operations, which consist primarily of employee related, customer installation and repair and maintenance costs, may fluctuate as a result of changes in level of activities and the utilization of contractors as compared to employees.  Also, employee related and customer installation costs increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs, which consist primarily of employee related, repair and maintenance and utility costs, also fluctuate as capitalizable network upgrade and enhancement activity changes.
We expect that our technical and operating expenses will continue to increase in the future.
Selling, general and administrative expenses increased $32,230 (3%) for 2014 as compared to 2013.  The net increase is attributable to the following:

Increase in advertising and marketing costs	$20,218
Increase in expenses related to long-term incentive awards, partially offset by a decrease in share-based compensation expense	11,381
Decrease in employee related costs related to the elimination of certain positions in 2013, partially offset by merit and benefit increases	(11,064)
Other net increases, which include certain costs related to advertising sales and billing transaction fees (net of insurance recovery related to Superstorm Sandy of $922 in 2014)	11,695
$32,230
Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs rise as a result of general cost increases for employees and various other expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs vary period to period and may increase with intense competition.
Depreciation and amortization decreased $3,872 (1%) for 2014 as compared to 2013.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.
Adjusted operating cash flow increased $94,048 (5%) for the year ended December 31, 2014 as compared to 2013.  The increase was due primarily to an increase in revenue, partially offset by an increase in both technical and operating and selling, general and administrative expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above.

Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$352,964	100%	$332,609	100%	$20,355
Technical and operating expenses (excluding depreciation and amortization shown below)	114,722	33	111,982	34	(2,740)
Selling, general and administrative expenses	86,073	24	81,176	24	(4,897)
Restructuring expense	285	—	1,558	—	1,273
Depreciation and amortization	83,589	24	82,208	25	(1,381)
Operating income	$68,295	19%	$55,685	17%	$12,610
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2014	2013	Favorable (Unfavorable)
	Amount	Amount

Operating income	$68,295	$55,685	$12,610
Share-based compensation	5,347	6,757	(1,410)
Restructuring expense	285	1,558	(1,273)
Depreciation and amortization	83,589	82,208	1,381
AOCF	$157,516	$146,208	$11,308
Revenues, net for the year ended December 31, 2014 increased $20,355 (6%) as compared to revenues, net for the prior year.  The net revenue increase was derived primarily from an increase in Ethernet revenue for the year ended December 31, 2014 due to an increase in services installed, partially offset by reduced traditional voice and data services.
Technical and operating expenses (excluding depreciation and amortization shown below) for 2014 increased $2,740 (2%) as compared to 2013.  The net increase is attributable primarily to increases in rent, the net favorable resolution of certain carrier related interconnection disputes in the 2013 period, other surcharges and fees, and utilities.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.
Selling, general and administrative expenses increased $4,897 (6%) for 2014 as compared to 2013.  The net increase is attributable primarily to an increase in employee costs, including expenses related to long-term incentive plan awards, and other expenses.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and marketing costs associated with acquiring and retaining customers.
Restructuring expense amounted to $285 and $1,558 for the year ended December 31, 2014 and 2013, respectively. The 2013 amount is associated with the elimination of positions as a result of a strategic evaluation of the Company's operations.
Depreciation and amortization increased $1,381 (2%) for 2014 as compared to 2013.  The net increase resulted primarily from the depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.
Adjusted operating cash flow increased $11,308 (8%) for the year ended December 31, 2014 as compared to 2013.  The increase was due primarily to an increase in revenue, net, partially offset by an increase in in technical and operating expense and selling, general and administrative expenses (excluding depreciation and amortization and share-based compensation), as discussed above.

Other
The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$361,305	100%	$362,020	100%	$(715)
Technical and operating expenses (excluding depreciation and amortization shown below)	230,565	64	256,499	71	25,934
Selling, general and administrative expenses	296,351	82	320,227	88	23,876
Restructuring expense	2,214	1	10,709	3	8,495
Depreciation and amortization (including impairments)	43,354	12	83,508	23	40,154
Operating loss	$(211,179)	(58)%	$(308,923)	(85)%	$97,744
The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2014	2013	Favorable (Unfavorable)
	Amount	Amount

Operating loss	$(211,179)	$(308,923)	$97,744
Share-based compensation	8,742	13,605	(4,863)
Restructuring expense	2,214	10,709	(8,495)
Depreciation and amortization (including impairments)	43,354	83,508	(40,154)
AOCF deficit	$(156,869)	$(201,101)	$44,232
Revenues, net for the year ended December 31, 2014 decreased $715 as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $265,504 to $251,439) due primarily to decreases in advertising revenues primarily as a result of competition from other media	$(14,065)
Increase in revenues, primarily advertising revenues at News 12 Networks, partially offset by a decrease at other businesses	12,703
Intra-segment eliminations	647
$(715)
As filed with the Alliance for Audited Media (“AAM”) on January 19, 2015 and subject to audit by the AAM, Newsday submitted its most recent quarterly report which indicated total average circulation for the three months ended December 28, 2014 of approximately 340,000 on weekdays, approximately 321,000 on Saturdays and approximately 379,000 on Sundays. These circulation figures include digital editions (most of which are free to Optimum Online and Newsday print subscribers) to Newsday's restricted access website and mobile applications. These circulation figures include Newsday's total average print circulation of approximately 237,000 on weekdays, approximately 228,000 on Saturdays and approximately 284,000 on Sundays, which represents a decline of approximately 6.9%, 9.2%, and 9.1%, respectively, over the comparable prior year period. Circulation revenue for the year ended December 31, 2014 increased $4,189 (5%) primarily due to the impact of rate increases partially offset by a decline in volume.

On October 15, 2014, Newsday's other publications, which include amNew York and Star Community Publishing and are distributed for free, filed their most recent Publishers statements with the Certified Audit of Circulations, a subsidiary of the AAM. amNew York averaged gross weekday circulation of approximately 324,000 for the six months ended September 28, 2014, which represents a decline of approximately 5.9% over the comparable prior year period. Star Community Publishing distributed approximately 1,763,000 copies each week for the six months ended September 28, 2014, which represents a decline of approximately 2.0% over the comparable prior year period.
Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2014 decreased $25,934 (10%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in expenses due to reduced activities at certain businesses, including MSG Varsity (whose activities have been significantly curtailed and which is no longer an operating segment)	$(16,437)
Decrease in costs at Newsday (from $180,035 to $172,547) due primarily to lower newsprint and ink expenses as well as lower employee related costs	(7,488)
Other net decreases	(2,009)
$(25,934)
Selling, general, and administrative expenses for the year ended December 31, 2014 decreased $23,876 (7%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in expenses due to reduced activities at certain businesses, including MSG Varsity (whose activities have been significantly curtailed and which is no longer an operating segment)	$(17,937)
Decrease in expenses at Newsday (from $105,395 to $98,859) due primarily to lower employee related, marketing, and property tax expenses	(6,536)
Decrease in corporate costs, primarily employee related costs, net of allocations to business units	(1,735)
Other net increases	1,685
Intra-segment eliminations	647
$(23,876)
Prior to the Clearview Sale and the Bresnan Sale, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $9,117 for the year ended December 31, 2013, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment).  Such expenses were not eliminated as a result of the Clearview Sale and the Bresnan Sale and have remained or have been reclassified to the Other segment.
Restructuring expense for the year ended December 31, 2014 amounted to $2,214 compared to $10,709 for the year ended December 31, 2013.  The 2014 amount is comprised of $3,190 associated primarily with the elimination of positions, partially offset by credits of $976 related to adjustments to facility realignment provisions recorded in prior restructuring plans. The 2013 amount included $10,038 associated primarily with the elimination of 191 positions as a result of a strategic evaluation of the Company's operations and $1,205 recorded in connection with an early lease termination.  Offsetting these expenses were restructuring credits of $534 related to adjustments to severance and facility realignment provisions recorded in prior restructuring plans.
Depreciation and amortization (including impairments) for the year ended December 31, 2014 decreased $40,154 (48%) as compared to the prior year.  The net decrease consists of a decrease in impairment charges of $42,199 (including a decrease in impairment charges related to Newsday's intangible assets of $31,627 and a decrease in impairments related to other equipment of $10,572).  Additionally there was a net decrease of $8,645 due to certain intangibles becoming fully amortized and certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.  An increase in depreciation of $10,690 was due to an adjustment recorded in 2013 that decreased depreciation expense related to prior years.
Adjusted operating cash flow deficit decreased $44,232 (22%) for the year ended December 31, 2014 as compared to 2013 (including Newsday's AOCF deficit of $15,661 in 2014 compared to $15,399 in 2013).  The decrease was due primarily to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, partially offset by a decrease in revenue, as discussed above.

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

Adjusted operating cash flow decreased $52,122 (3%) for the year ended December 31, 2013 as compared to 2012.  The net decrease is attributable to the following:

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
The Company recorded income tax expense of $51,994 for the year ended December 31, 2012, reflecting an effective tax rate of 41%. An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,480. The Company recorded a tax benefit of $2,659 related to uncertain tax positions and $3,935 resulting from re-measuring the deferred tax asset for certain state net operating loss carry forwards. The exclusion of pretax income of an entity that is not consolidated for income tax purposes resulted in tax benefit of $2,605. Absent these items, the effective tax rate for the year ended December 31, 2012 would have been 44%.
Income from discontinued operations
Income from discontinued operations, net of income taxes, for the years ended December 31, 2013 and 2012 reflects the following items:

	Years Ended December 31,
	2013	2012
Litigation settlement, net of legal fees, net of income taxes	$103,636	$200,250
Income (loss) of Bresnan Cable, including gain on sale in 2013, net of income taxes	259,692	(29,295)
Loss of Clearview Cinemas, including loss on sale in 2013, net of income taxes	(25,012)	(11,667)
Income from discontinued operations, net of income taxes - Cablevision	338,316	159,288
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	(7,605)	—
Income from discontinued operations, net of income taxes - CSC Holdings	$330,711	$159,288
See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.
Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment:

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,576,011	100%	$5,479,108	100%	$96,903
Technical and operating expenses (excluding depreciation and amortization shown below)	2,742,709	49	2,645,835	48	(96,874)
Selling, general and administrative expenses	1,126,126	20	1,073,589	20	(52,537)
Restructuring expense	11,283	—	—	—	(11,283)
Depreciation and amortization	743,431	13	742,681	14	(750)
Operating income	$952,462	17%	$1,017,003	19%	$(64,541)
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2013	2012	Favorable (Unfavorable)
	Amount	Amount

Operating income	$952,462	$1,017,003	$(64,541)
Share-based compensation	32,353	38,357	(6,004)
Restructuring expense	11,283	—	11,283
Depreciation and amortization	743,431	742,681	750
AOCF	$1,739,529	$1,798,041	$(58,512)

In the fourth quarter 2012, as a result of Superstorm Sandy, we recorded customer service credits and net incremental costs of approximately $116,300, including capital expenditures. In the first quarter of 2013, we incurred an additional $7,600, primarily for repairs and maintenance, to complete our remediation. See discussion below.
Revenues, net for the year ended December 31, 2013 increased $96,903 (2%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Video (including equipment rental, DVR, franchise fees, video-on-demand, and pay-per-view)	$3,149,702	$3,166,486	$(16,784)	(1)%
High-speed data	1,342,627	1,222,266	120,361	10
Voice	841,048	841,701	(653)	—
Advertising	147,875	151,847	(3,972)	(3)
Other (including installation, home shopping, advertising sales commissions, and other products)	94,759	96,808	(2,049)	(2)
Total Cable	$5,576,011	$5,479,108	$96,903	2%
The net revenue increase for the year ended December 31, 2013 as compared to the prior year was primarily derived from (i) an increase in high-speed data revenue due primarily to a rate increase implemented in the first quarter of 2013, (ii) $33,156 in customer credits recorded in 2012 as a result of Superstorm Sandy, (iii) higher average recurring video revenue per video customer, and (iv) higher high-speed data and voice customers as outlined in the table below. This increase was partially offset by declines in video revenue due to an 80,000 decline in video customers as compared to December 31, 2012, the favorable resolution of a voice access dispute for $11,750 recorded in 2012 and a decline in advertising revenue.
The following table presents certain statistical information as of December 31, 2013, September 30, 2013 and December 31, 2012:

	December 31, 2013	September 30, 2013	December 31, 2012 (a)
	(in thousands, except per customer amounts )

Total customers	3,188	3,195	3,230
Video customers	2,813	2,831	2,893
High-speed data customers	2,780	2,774	2,763
Voice customers	2,272	2,272	2,264
Serviceable Passings	5,034	5,013	4,979

Average Monthly Revenue per Customer ("RPC")	$147.34	$146.11	$137.51

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
$96,874
Technical and operating expenses, which are generally impacted by the number of customers that subscribe to our services, consist primarily of (i) programming costs (including costs of video-on-demand and pay-per-view), which typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services, (ii) interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers, and (iii) other direct costs associated with providing and maintaining services to our customers which are impacted by general inflationary cost increases for employees, contractors, insurance and other various expenses. Our programming costs increased 10% in 2013.
Technical and operating expenses also include franchise fees, which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of cable television service over our cable systems, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.
Costs of field operations, which consist primarily of employee related, customer installation and repair and maintenance costs, may fluctuate as a result of changes in level of activities and the utilization of contractors as compared to employees.  Also, employee related and customer installation costs increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs, which consist primarily of employee related, repair and maintenance and utility costs, also fluctuate as capitalizable network upgrade and enhancement activity changes.
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
Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$332,609	100%	$323,776	100%	$8,833
Technical and operating expenses (excluding depreciation and amortization shown below)	111,982	34	116,855	36	4,873
Selling, general and administrative expenses	81,176	24	78,700	24	(2,476)
Restructuring expense	1,558	—	—	—	(1,558)
Depreciation and amortization	82,208	25	87,768	27	5,560
Operating income	$55,685	17%	$40,453	12%	$15,232

The following is a reconciliation of operating income to AOCF:
	Years Ended December 31,
	2013	2012	Favorable (Unfavorable)
	Amount	Amount

Operating income	$55,685	$40,453	$15,232
Share-based compensation	6,757	7,188	(431)
Restructuring expense	1,558	—	1,558
Depreciation and amortization	82,208	87,768	(5,560)
AOCF	$146,208	$135,409	$10,799
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

	Years Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$362,020	100%	$369,290	100%	$(7,270)
Technical and operating expenses (excluding depreciation and amortization shown below)	256,499	71	272,378	74	15,879
Selling, general and administrative expenses	320,227	88	308,764	84	(11,463)
Restructuring expense (credits)	10,709	3	(770)	—	(11,479)
Depreciation and amortization (including impairments)	83,508	23	77,326	21	(6,182)
Operating loss	$(308,923)	(85)%	$(288,408)	(78)%	$(20,515)

The following is a reconciliation of operating loss to AOCF deficit:
	Years Ended December 31,
	2013	2012	Favorable (Unfavorable)
	Amount	Amount

Operating loss	$(308,923)	$(288,408)	$(20,515)
Share-based compensation	13,605	15,160	(1,555)
Restructuring expense (credits)	10,709	(770)	11,479
Depreciation and amortization (including impairments)	83,508	77,326	6,182
AOCF deficit	$(201,101)	$(196,692)	$(4,409)
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
$(7,270)
As filed with the Alliance for Audited Media ("AAM") on January 15, 2014 and subject to audit by the AAM, Newsday submitted its most recent report which indicated total average circulation for the three months ended December 29, 2013 of approximately 437,000 on weekdays, approximately 434,000 on Saturdays and approximately 495,000 on Sundays. These circulation figures include digital editions (most of which are free to Optimum Online and certain Newsday print subscribers) to Newsday's restricted access website and mobile applications. These circulation figures include Newsday's total average print circulation of approximately 255,000 on weekdays, approximately 251,000 on Saturdays and approximately 313,000 on Sundays, which represents a decline of approximately 6.4%, 5.3%, and 5.6%, respectively, over the comparable prior year period. Circulation revenue for the year ended December 31, 2013 decreased $2,175 (3%) primarily due to a decline in home delivery and single copy volume, partially offset by the impact of rate increases.
On October 15, 2013, Newsday's other publications, which include amNew York and Star Community Publishing and are distributed for free, filed their most recent Publishers statements with the Certified Audit of Circulations, a subsidiary of the Alliance for Audited Media. amNew York averaged gross weekday circulation of approximately 337,000 for the six months ended September 29, 2013, an increase of approximately 2.4% over the comparable prior year period while Star Community Publishing distributed approximately 1,803,000 copies each week (for the six months ended September 29, 2013), representing a decrease of approximately 2.2% over the comparable prior year period.
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
CSC HOLDINGS, LLC
The consolidated statements of income of CSC Holdings are essentially identical to the consolidated statements of income of Cablevision, except for the following:

	Years Ended December 31,
	2014	2013	2012
Net income attributable to Cablevision Systems Corporation stockholders	$311,439	$465,661	$233,523
Interest expense relating to Cablevision senior notes included in Cablevision's consolidated statements of income	222,712	226,672	194,276
Interest income related to cash held at Cablevision	(17)	(42)	(64)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings (this interest income is eliminated in the consolidated statements of income of Cablevision)	48,054	58,435	59,079
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	502	(602)	—
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(120,682)	(122,444)	(100,553)
Income tax benefit from discontinued operations recognized at Cablevision, not applicable to CSC Holdings	—	(7,605)	—
Net income attributable to CSC Holdings, LLC's sole member	$462,008	$620,075	$386,261
Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION
Continuing Operations - Cablevision Systems Corporation
Operating Activities
Net cash provided by operating activities amounted to $1,378,271 for the year ended December 31, 2014 compared to $1,134,977 for the year ended December 31, 2013.  The 2014 cash provided by operating activities resulted from $1,175,884 of income before depreciation and amortization (including impairments) from continuing operations, $207,084 of non-cash items and $1,869 from a decrease in current and other assets. Partially offsetting these increases was a decrease in cash of $6,566 as a result of a decrease in accounts payable and other liabilities. The increase in cash provided by operating activities of $243,294 in 2014 as compared to 2013 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $234,800 and an increase of $8,494 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Net cash provided by operating activities amounted to $1,134,977 for the year ended December 31, 2013 compared to $1,061,208 for the year ended December 31, 2012.  The 2013 cash provided by operating activities resulted from $1,036,472 of income before depreciation and amortization (including impairments) and $111,696 of non-cash items and an $17,304 increase in accounts payable, other liabilities and amounts due to affiliates.  Partially offsetting these increases were decreases in cash of $30,495 resulting from an increase in current and other assets and advances to affiliates.  The increase in cash provided by operating activities of $73,769 in 2013 as compared to 2012 resulted from an increase of $79,379 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items, partially offset by a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $5,610.
Net cash provided by operating activities amounted to $1,061,208 for the year ended December 31, 2012 .  The 2012 cash provided by operating activities resulted from $982,100 of income before depreciation and amortization (including impairments) and $171,678 of non-cash items.  Partially offsetting these increases were decreases in cash of $55,383 resulting from a decrease in liabilities related to interest rate swap contracts, a $28,974 increase in current and other assets and advances to affiliates and a $8,213 decrease in accounts payable, other liabilities and amounts due to affiliates.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 was $888,062 compared to $948,658 for the year ended December 31, 2013.  The 2014 investing activities consisted primarily of $891,678 of capital expenditures ($743,524 of which relates to our Cable segment), partially offset by other net cash receipts of $3,616.
Net cash used in investing activities for the year ended December 31, 2013 was $948,658 compared to $993,072 for the year ended December 31, 2012.  The 2013 investing activities consisted primarily of $951,679 of capital expenditures ($806,678 of which relates to our Cable segment), partially offset by other net cash receipts of $3,021.
Net cash used in investing activities for the year ended December 31, 2012 was $993,072.  The 2012 investing activities consisted primarily of $991,586 of capital expenditures ($850,061 of which relates to our Cable segment) and other net cash payments of $1,486.
Financing Activities
Net cash used in financing activities amounted to $346,902 for the year ended December 31, 2014 compared to $655,054 for the year ended December 31, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $990,785, dividend distributions to common stockholders of $160,545, payments to repurchase senior notes, including fees, of $36,097, principal payments on capital lease obligations of $15,481, additions to deferred financing costs of $14,273, payments related to the net share settlement of restricted stock awards of $6,608, repayments of notes payable of $2,306, and distributions to non-controlling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $74,516, proceeds from stock option exercises of $55,355 and an excess tax benefit related to share-based awards of $336.
Net cash used in financing activities amounted to $655,054 for the year ended December 31, 2013 compared to $661,539 for the year ended December 31, 2012.  In 2013, the Company's financing activities consisted primarily of payments to redeem and repurchase senior notes, including premiums and fees, of $371,498, dividend payments to common stockholders of $159,709, net repayments of credit facility debt of $148,991, additions to deferred financing costs of $27,080, payments of $12,262 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $13,828, other net cash payments of $2,638, partially offset by cash receipts from net proceeds from collateralized indebtedness and related derivative contracts of $61,552, proceeds from stock option exercises of $18,120 and an excess tax benefit related to share-based awards of $1,280.
Net cash used in financing activities amounted to $661,539 for the year ended December 31, 2012.  In 2012, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes of $531,326, repayments of credit facility debt of $519,458, treasury stock purchases of $188,600, dividend payments to common stockholders of $163,872, payments of $19,831 resulting from the net share settlement of restricted stock awards, payments of deferred financing costs of $21,491, payments on capital lease obligations of $13,729, and other net cash payments of $1,588, partially offset by proceeds from the  issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and proceeds from stock option exercises of $18,722.
Continuing Operations - CSC Holdings, LLC
Operating Activities
Net cash provided by operating activities amounted to $1,636,265 for the year ended December 31, 2014 compared to $1,398,697 for the year ended December 31, 2013. The 2014 cash provided by operating activities resulted from $1,326,453 of income before depreciation and amortization (including impairments) from continuing operations, non-cash items of $87,065, a $116,951 decrease in current and other assets and a $105,796 increase in accounts payable and other liabilities. The increase in cash provided by operating activities of $237,568 in 2014 as compared to 2013 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $124,971 and an increase of $112,597 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Net cash provided by operating activities amounted to $1,398,697 for the year ended December 31, 2013 compared to $1,215,009 for the year ended December 31, 2012.  The 2013 cash provided by operating activities resulted from $1,198,491 of income before depreciation and amortization (including impairments), $90,056 of non-cash items, $81,798 resulting from a decrease in current and other assets and advances to affiliates, and $28,352 from a increase in accounts payable, other liabilities and amounts due to affiliates.  The increase in cash provided by operating activities of $183,688 in 2013 as compared to 2012 resulted from an increase of $163,893 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items and an increase in income from continuing operations before depreciation and amortization and other non-cash items of $19,795.
Net cash provided by operating activities amounted to $1,215,009 for the year ended December 31, 2012.  The 2012 cash provided by operating activities resulted from $1,134,838 of income before depreciation and amortization (including impairments), $133,914 of non-cash items and $35,761 resulting from a decrease in current and other assets and advances to affiliates.  Partially offsetting these increases were decreases in cash of $34,121 from a decrease in accounts payable, other liabilities and amounts due to affiliates, and $55,383 resulting from a decrease in liabilities related to interest rate swap contracts.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 was $888,062 compared to $948,658 for the year ended December 31, 2013. The 2014 investing activities consisted primarily of $891,678 of capital expenditures ($743,524 of which relates to our Cable segment), partially offset by other net cash receipts of $3,616.
Net cash used in investing activities for the year ended December 31, 2013 was $948,658 compared to $993,072 for the year ended December 31, 2012.  The 2013 investing activities consisted primarily of $951,679 of capital expenditures ($806,678 of which relates to our Cable segment), partially offset by other net cash receipts of $3,021.
Net cash used in investing activities for the year ended December 31, 2012 was $993,072.  The 2012 investing activities consisted primarily of $991,586 of capital expenditures ($850,061 of which relates to our Cable segment) and other net cash payments of $1,486.
Financing Activities
Net cash used in financing activities amounted to $590,747 for the year ended December 31, 2014 compared to $894,074 for the year ended December 31, 2013. In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $990,785, distributions to Cablevision of $396,382, principal payments on capital lease obligations of $15,481, payments of deferred financing costs of $14,273, repayments of notes payable of $2,306, and distributions to non-controlling interests of

$1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $74,516, and an excess tax benefit related to share-based awards of $4,978.
Net cash used in financing activities amounted to $894,074 for the year ended December 31, 2013 compared to $890,313 for the year ended December 31, 2012.  In 2013, the Company's financing activities consisted primarily of distributions to Cablevision of $501,224, payments to redeem and repurchase senior notes, including premiums and fees, of $308,673, net repayments of credit facility debt of $148,991, additions to deferred financing costs of $27,080, principal payments on capital lease obligations of $13,828 and other cash payments of $1,994, partially offset by cash receipts from net proceeds from collateralized indebtedness and related derivative contracts of $61,552, and an excess tax benefit related to share-based awards of $46,164.
Net cash used in financing activities amounted to $890,313 for the year ended December 31, 2012.  In 2012, the Company's financing activities consisted primarily of repayments of credit facility debt of $519,458, the redemption and repurchase of senior notes of $504,501, payments on capital leases of $13,729, additions to deferred financing costs of $5,296, and other net cash payments of $1,588, partially offset by net capital contributions from Cablevision of $63,191, an excess tax benefit on share-based awards of $61,434 and net proceeds from collateralized indebtedness and related derivative contracts of $29,634.
Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC
The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $4,882, $838,349, and $336,709 for the years ended December 31, 2014, 2013 and 2012, respectively.
Operating Activities
Net cash used in operating activities from discontinued operations amounted to $1,199 for the year ended December 31, 2014 compared to net cash provided by operating activities of $199,006 for the year ended December 31, 2013 and $437,280 for the year ended December 31, 2012.
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
Investing Activities
Net cash provided by investing activities of discontinued operations for the year ended December 31, 2014 was $6,081 compared to $646,185 for the year ended December 31, 2013. The 2014 investing activities consisted primarily of proceeds from the settlement of a contingency related to Montana property taxes.
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
Net cash used in investing activities of discontinued operations for the year ended December 31, 2012 of $83,671 consisted primarily of capital expenditures.
Financing Activities
Net cash used in financing activities of discontinued operations for the years ended December 31, 2013 and 2012 of $38,735 and $7,650, respectively, represented repayments of Bresnan Cable's credit facility debt.

LIQUIDITY AND CAPITAL RESOURCES
Cablevision
Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,410,000 of debt securities, including approximately $2,799,000 face value of debt securities held by third party investors and approximately $611,000 held by Newsday Holdings.  The $611,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.
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
We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $92,033 under our credit facilities, capital leases and notes payable as of December 31, 2014.  However, competition and market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as video services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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
Repurchases of Cablevision Senior Notes
In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 5.875% Senior Notes due 2022 (the "2022 Notes"). In October 2014, Cablevision repurchased with cash on hand an additional $9,200 aggregate principal amount of the 2022 Notes.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $934, net of fees and a write-off approximately $1,436 of unamortized deferred financing costs associated with these notes.

Debt Outstanding
The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2014:

	Restricted Group	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision

Credit facility debt	$2,300,649	$480,000	$—	$2,780,649	$—	$—	$2,780,649
Senior notes and debentures	3,062,126	—	—	3,062,126	3,405,196	(611,455)	5,855,867
Collateralized indebtedness relating to stock monetizations	—	—	986,183	986,183	—	—	986,183
Capital lease obligations	45,980	432	—	46,412	—	—	46,412
Notes payable	23,911	—	—	23,911	—	—	23,911
Total debt	$5,432,666	$480,432	$986,183	$6,899,281	$3,405,196	$(611,455)	$9,693,022
Interest expense	$288,216	$18,860	$46,212	$353,288	$270,766	$(48,054)	$576,000
Capital expenditures	$874,099	$5,816	$11,763	$891,678	$—	$—	$891,678

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at December 31, 2014.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings.
The following table provides details of our outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2013
Restricted Group:
Revolving loan facility	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	1.92%	47,926	934,547	958,510
Term B loan facility (a)	April 17, 2020	2.67%	13,923	1,366,102	2,327,635
Restricted Group credit facility debt			61,849	2,300,649	3,286,145

Newsday floating rate term loan facility	October 12, 2016	3.67%	—	480,000	480,000
Total credit facility debt			$61,849	$2,780,649	$3,766,145

(a)	The unamortized discount related to the Term B loan facility amounted to $5,326 and $10,615 at December 31, 2014 and 2013, respectively.
Payment Obligations Related to Debt
Total amounts payable by us in connection with our outstanding obligations during the five years subsequent to December 31, 2014 and thereafter, including related interest, as well as capital lease obligations and the value deliverable at maturity under monetization contracts as of December 31, 2014 are as follows:

	Cablevision	Restricted Group	Newsday	Other Entities (a)	Total

2015	$213,880	$361,693	$18,100	$503,560	$1,097,233
2016	213,880	378,999	494,104	428,765	1,515,748
2017	1,113,880	382,855	98	103,227	1,600,060
2018	857,193	1,778,997	—	—	2,636,190	(b)
2019	78,130	707,183	—	—	785,313
Thereafter	1,283,414	3,375,752	—	—	4,659,166	(b)
Total	$3,760,377	$6,985,479	$512,302	$1,035,552	$12,293,710

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

(b)
Excludes the $345,238 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings, which are pledged to the lenders under its credit facility.

Restricted Group
CSC Holdings and those of its subsidiaries which conduct our video, high-speed data and our VoIP services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.
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
Restricted Group Credit Facility
The Restricted Group has a credit agreement which provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility, each subject to adjustment from time to time in accordance with the terms of the credit agreement (the "Credit Agreement").
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
Under the Credit Agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of $11,981 that began on September 30, 2014 and continue through June 30, 2016, $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of $694,919 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments that began in September 2013 and are currently $3,481 per quarter through December 31, 2019 with a final repayment of $1,301,812 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the Credit Agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the Credit Agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The Credit Agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.
Loans under the Credit Agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries (as defined in the Credit Agreement) and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.
Loans under the Credit Agreement bear interest as follows:

•
Revolving credit loans and Term A loans, either (i) the Eurodollar rate (as defined) plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined) or (ii)  the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio;

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
The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2014.
Repayment of Credit Facility Debt - CSC Holdings
In May 2014, CSC Holdings used the net proceeds from the issuance of the 2024 Notes (discussed below), as well as cash on hand, to make a $750,000 repayment on its outstanding Term B loan facility. In September 2014, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with these repayments, the Company recognized a loss on extinguishment of debt of approximately $4,054 and wrote-off unamortized deferred financing costs related to this loan facility of approximately $5,564 for the year ended December 31, 2014.
Issuance of Debt Securities - CSC Holdings
In May 2014, CSC Holdings issued $750,000 aggregate principal amount of 5.25% senior notes due June 1, 2024 (the "2024 Notes"). The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of CSC Holdings' other existing and future unsecured and unsubordinated indebtedness. CSC Holdings may redeem all or a portion of the 2024 Notes at any time at a price equal to 100% of the principal amount of the 2024 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium. CSC Holdings used the net proceeds from the issuance of the 2024 Notes, as well as cash on hand, to make a $750,000 repayment on its outstanding Term B loan facility. In connection with the issuance of the 2024 Notes, the Company incurred deferred financing costs of approximately $14,273, which are being amortized to interest expense over the term of the 2024 Notes.
Newsday LLC
We currently expect that net funding and investment requirements for Newsday for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings, capital contributions and intercompany advances.
Newsday has a credit agreement (the "Newsday Credit Agreement") which consists of a $480,000 floating rate term loan which matures on October 12, 2016.  Interest under the Newsday Credit Agreement is calculated, at the election of Newsday, at either the eurodollar rate or the base rate, plus 3.50% or 2.50%, respectively, as specified in the Newsday Credit Agreement.  Borrowings by Newsday under the Newsday Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday on a senior secured basis.  The Newsday Credit Agreement is secured by a lien on the assets of Newsday and Cablevision senior notes with an aggregate principal amount of $611,455 owned by Newsday Holdings.
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
Newsday was in compliance with its financial covenant under the Newsday Credit Agreement as of December 31, 2014.
Capital Expenditures
The following table provides details of the Company's capital expenditures for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

Customer premise equipment	$263,466	$251,886
Scalable infrastructure	233,530	311,162
Line extensions	18,924	29,040
Upgrade/rebuild	44,024	34,402
Support	183,580	180,188
Total Cable	743,524	806,678
Lightpath	109,749	111,830
Other	38,405	33,171
Total Cablevision	$891,678	$951,679
Capital expenditures for 2014 decreased $60,001 (6)% as compared to 2013.  This decrease was primarily related to lower spending on various network projects.
Monetization Contract Maturities
The following monetization contracts relating to our Comcast common stock matured in 2014:

Month of Maturity	Shares covered under monetization contract

April 2014	2,732,184
June 2014	2,668,875
August 2014	2,668,875
We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction on our Comcast common stock that will mature in April, June, and August 2016.
During the next 12 months, monetization contracts covering 13,407,684 shares (including 2,668,875 shares settled in January 2015) of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.
See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations to affiliates and non-affiliates as of December 31, 2014, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations (a)	$6,713,424	$1,929,472	$3,241,297	$1,407,306	$135,349	$—
Operating lease obligations (b)	456,838	66,289	132,788	89,024	168,737	—
Guarantees (c)	22,252	18,652	3,590	10	—	—
Letters of credit (d)	71,661	10,080	2,086	59,495	—	—
	7,264,175	2,024,493	3,379,761	1,555,835	304,086	—
Contractual obligations reflected on the balance sheet:
Debt obligations (e)	12,245,492	1,079,180	3,093,303	3,415,171	4,657,838	—
Capital lease obligations (f)	48,218	18,053	22,505	6,332	1,328	—
Taxes (g)	7,254	486	—	—	—	6,768
	12,300,964	1,097,719	3,115,808	3,421,503	4,659,166	6,768

Total	$19,565,139	$3,122,212	$6,495,569	$4,977,338	$4,963,252	$6,768

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our subscribers and minimum purchase obligations to purchase goods or services.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2014 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2014.  See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.

(b)
Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office, production and storage space, and rental space on utility poles used for our Cable segment.  See Note 7 to our consolidated financial statements for a discussion of our operating leases.

(c)
Includes franchise and performance surety bonds primarily for the Company's Cable segment.  Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations in connection with the monetization of our holdings of shares of Comcast common stock.  Does not include CSC Holdings' guarantee of Newsday's obligations under its senior secured loan facility, which amounted to $480,000 at December 31, 2014.  Payments due by period for these arrangements represent the year in which the commitment expires.

(d)
Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Cable segment.  Payments due by period for these arrangements represent the year in which the commitment expires.

(e)
Includes interest payments and future payments due on our (i) credit facility debt, (ii) senior notes and debentures, (iii) notes payable and (iv) collateralized indebtedness.  See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt.

(f)	Reflects the principal amount of capital lease obligations, including related interest.

(g)	Represents tax liabilities, including accrued interest, relating to uncertain tax positions. See Note 12 to our consolidated financial statements for a discussion of our income taxes.
At any time after the thirteenth anniversary of the closing of the Newsday Transaction (which occurred on July 29, 2008) and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings at the fair value of the interest at that time.  The table above does not include any future payments that would be required upon the exercise of this put right.

Other Events
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock. During the years ended December 31, 2014 and 2013, Cablevision did not repurchase any shares. Since inception through December 31, 2014, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453. These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets. As of December 31, 2014, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.
Dividends
Cablevision paid dividends aggregating $160,545 in 2014, including accrued dividends on vested restricted shares of $1,548, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2014, up to approximately $8,319 will be paid when, and if, restrictions lapse on restricted shares outstanding.
During the year ended December 31, 2014, CSC Holdings made cash equity distribution cash payments to Cablevision aggregating $396,382.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest on its senior notes;

•	Cablevision's repurchases of certain outstanding senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares;
Cablevision's and CSC Holdings' indentures and the CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.
On February 24, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 16, 2015.
Managing our Interest Rate and Equity Price Risk
Interest Rate Risk
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at December 31, 2014 amounted to $2,780,649.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at December 31, 2014.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  See discussion above for further details of our credit facility debt and See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
Equity Price Risk
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2014, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in our consolidated statements of income, and all of the counterparties to such transactions currently carry investment grade credit ratings.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. ASU No. 2014-12 becomes effective for us on January 1, 2016 with early adoption permitted. We do not expect that ASU No. 2014-12 will have any impact on our consolidated financial statements upon adoption.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU No. 2014-08 change the criteria for reporting discontinued operations while enhancing certain disclosures. Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be presented as discontinued operations. In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. ASU No. 2014-08 was adopted by the Company on January 1, 2015.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion under this Item 7A are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2014, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $986,183 at December 31, 2014.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of December 31, 2014, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,245,916.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $124,592.  As of December 31, 2014, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $94,900, a net liability position.  For the year ended December 31, 2014, we recorded a net loss of $45,055 related to our outstanding equity derivative contracts and recorded an unrealized gain of $129,832 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2013, net liability position	$(143,562)
Change in fair value, net	(45,055)
Settlement of contracts	93,717
Fair value as of December 31, 2014, net liability position	$(94,900)
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

			Cap Price (b)
Number of Shares Deliverable	Maturity	Hedge Price per Share (a)	Low	High

13,407,684	2015	$38.68 - $49.01	$49.57	$58.81
8,069,934	2016	$48.93 - $53.62	$58.72	$69.70

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2014, the fair value of our fixed rate debt of $7,398,747 was more than its carrying value of $6,865,961 by $532,786.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2014 would increase the estimated fair value of our fixed rate debt by $298,690 to $7,697,437.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Item 8.        Financial Statements and Supplementary Data.
For information required by Item 8, refer to the Index to Financial Statements on page 83.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2014.
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
The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit reports on the Company’s internal control over financial reporting appearing on pages F-1 and F-3.
Changes in Internal Control
None.
Item 9B.    Other Information
In the Current Report on Form 8-K, filed February 6, 2015, the Company reported that (1) Mr. Brian G. Sweeney will become Chief Financial Officer of the Company, effective March 1, 2015 (and will continue as the President of the Company), (2) Mr. Gregg G. Seibert will cease to serve as Chief Financial Officer of the Company as of March 1, 2015, but will continue to serve as Vice Chairman and (3) Mr. Seibert was appointed as a Vice Chairman of each of The Madison Square Garden Company and AMC Networks Inc.
Employment Agreement with Gregg G. Seibert
On February 25, 2015, the Company entered into an employment agreement with Mr. Seibert, which replaced his prior employment agreement. The agreement provides for Mr. Seibert’s continued employment as the Vice Chairman of the Company through December 31, 2017, and his continued employment as Chief Financial Officer through February 28, 2015. The employment agreement provides for an annual base salary of $1,875,000 through February 28, 2015, and an annual base salary of $625,000 thereafter (subject to annual review and potential increase in the discretion of the Company). The employment agreement also provides for an annual target bonus equal to 200% of his annual base salary in the discretion of the Company. Mr. Seibert will also be entitled to participate in future long-term cash and equity programs and arrangements that are made available to similarly situated executives of the Company, with an annual long-term incentive target value of not less than $2,000,000. Under the agreement, Mr. Seibert continues to be eligible to participate in the Company’s standard benefits program, subject to meeting the relevant eligibility requirements, payment of required premiums, and the terms of the plans, and to receive the perquisites currently provided to Mr. Seibert.
If, prior to or on December 31, 2017 (the “Scheduled Expiration Date”), Mr. Seibert’s employment with the Company is terminated (i) by the Company without Cause, or (ii) by him for Good Reason, then, subject to his execution of a separation agreement with the Company, the Company will provide him with the following benefits and rights:
(a)     A severance payment in an amount determined at the discretion of the Company, but in no event less than two times the sum of his annual base salary and annual target bonus, 60% of which shall be payable to him on the six-month anniversary of his termination date and 40% of which shall be payable to him on the twelve-month anniversary of his termination date;
(b)     A prorated annual bonus for the year in which such termination occurred, payable at the same time as such bonuses are paid to similarly situated executives and based on his then current annual target bonus as well as Company and his business unit performance as determined by the Company in its sole discretion, but without adjustment for his individual performance, plus any unpaid annual bonus for the year prior to the year in which such termination occurred;
(c)     Each of his outstanding long-term cash awards will immediately vest in full (whether or not subject to performance criteria) and shall be payable to him at the same time as such awards are paid to other executives of the Company and the payment amount of such award shall be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to satisfaction of any applicable performance criteria but without adjustment for his individual performance), provided that any more favorable provisions of his existing award agreements will apply to the treatment of such awards following a “going private transaction” (as defined in the award agreements) and following a “change of control” (as defined in the award agreements), his outstanding awards shall be paid at such time as such awards are paid to active executives of the Company, if such time is earlier than they otherwise would have been paid to him;
(d)     Each of his outstanding restricted stock or restricted stock unit awards granted to him under the plans of the Company shall not be forfeited and shall continue to vest in accordance with their original vesting schedule as if his employment had continued through the applicable vesting date and payments or deliveries with respect to his restricted stock and restricted stock units shall be made on the original vesting date (or, in the case of restricted stock units, on the original distribution date), and, in the case of restricted stock, the Company will withhold a portion of such awards in an amount sufficient to fund the minimum statutory tax withholding requirements (including, federal, state and local income and employment taxes) resulting from the recognition of income in respect of such outstanding restricted stock and make a payroll tax contribution in such amount on his behalf and, in the case of restricted stock units, if his termination of employment occurs on or after October 25th of a particular year, then delivery under any such restricted stock units which would otherwise occur after termination of his employment during that year will be on the 68th day following his date of termination; and
(e)     Each of his outstanding stock options under the plans of the Company shall not be forfeited and shall continue to vest in accordance with their original vesting schedule as if his employment had continued through the applicable vesting date and he will have the right to exercise each of those options for the remainder of the term of such option.
If Mr. Seibert ceases to be an employee of the Company prior to the Scheduled Expiration Date as a result of his death, or his physical or mental disability, and at such time Cause does not exist, then, subject to execution of a separation agreement (or in the case of death, a release of claims), he or his estate or beneficiary will be provided with the benefits and rights set forth in (b), (d) and (e) of the preceding paragraph and each of his outstanding long-term cash awards shall immediately vest in full, whether or not subject to performance criteria and shall be payable, in the event of disability, on the 90th day after the termination of his employment and in the event of death, on the 120th day after the termination of his employment, provided, that if any such award is subject to any performance criteria, then (i) if the measurement period for such performance criteria has not yet been fully completed, then the payment amount will be at the target amount for such award, and (ii) if the measurement period for such performance criteria has already been fully completed, then the payment amount of such award will be at the same time and to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to the satisfaction of the applicable performance criteria). Notwithstanding the foregoing, if provided for in the applicable stock option, restricted stock or restricted stock unit awards, his stock option, restricted stock and restricted stock unit awards will vest in full (and shares subject to restricted stock units will be distributed) at the time of his death.
If after the Scheduled Expiration Date, Mr. Seibert’s employment with the Company is terminated for any reason by him upon at least six months’ written notice, such notice to be effective no earlier than the first day after the Scheduled Expiration Date, and at the time of such termination Cause does not exist, then, subject to his execution of a separation agreement with the Company, he will be provided with the benefits and rights set forth in (b)-(e) of the second preceding paragraph.
Except as otherwise set forth in the employment agreement, upon the termination of Mr. Seibert’s employment with the Company, any outstanding long-term cash or equity awards will be treated in accordance with their terms and Mr. Seibert will not be eligible for severance benefits under any other plan, program or policy of the Company.
The employment agreement contains certain covenants by Mr. Seibert including a noncompetition agreement that restricts Mr. Seibert’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.
For purposes of Mr. Seibert’s employment agreement, “Cause” means his (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony. “Good Reason” means that (1) without his written consent, (A) his annual base salary or annual target bonus (as each may be increased from time to time in the Company’s sole discretion) is reduced (other than as expressly contemplated by the employment agreement), (B) his title (as in effect from time to time) is diminished, (C) he reports directly to someone other than James L. Dolan (or if James L. Dolan is no longer the Chief Executive Officer of the Company, to someone other than the Chairman of the Board of Directors of the Company), (D) the Company requires that his principal office be located outside of Nassau County or the Borough of Manhattan, (E) the Company materially breaches its obligations under the agreement, or (F) his responsibilities as in effect immediately after the date of the agreement are thereafter materially diminished (other than as expressly contemplated by the employment agreement), (2) he has given the Company written notice that he does not consent to such action, (3) the Company has not corrected such action within

15 days of receiving such notice, and (4) he terminates his employment with the Company within 90 days following the happening of the action described in subsection (1) above.
The description above is qualified in its entirety by reference to Mr. Seibert’s Employment Agreement, which is filed as Exhibit 10.12 hereto and incorporated herein by reference.
Amendment to Employment Agreement with Brian G. Sweeney
On February 25, 2015, the Company and Mr. Sweeney entered into an amendment to Mr. Sweeney’s employment agreement, which provides for Mr. Sweeney’s appointment as Chief Financial Officer effective March 1, 2015, and amends his duties to the Company to reflect Mr. Sweeney’s role as Chief Financial Officer.
The description above is qualified in its entirety by reference to the Letter Agreement amending Mr. Sweeney’s Employment Agreement, which is filed as Exhibit 10.16 hereto and incorporated herein by reference.

PART III
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2015, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2014, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure.
PART IV
Item 15.        Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 83.

2.	Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II - Valuation and Qualifying Accounts	73
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 76.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Cablevision Systems Corporation
	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$14,614	$47,611	$(50,113)	$12,112

Year Ended December 31, 2013
Allowance for doubtful accounts	$13,521	$55,231	$(54,138)	$14,614

Year Ended December 31, 2012
Allowance for doubtful accounts	$14,275	$49,002	$(49,756)	$13,521
	CSC Holdings, LLC
	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$14,614	$47,611	$(50,113)	$12,112

Year Ended December 31, 2013
Allowance for doubtful accounts	$13,521	$55,231	$(54,138)	$14,614

Year Ended December 31, 2012
Allowance for doubtful accounts	$14,275	$49,002	$(49,756)	$13,521

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2015.

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

Name	Title	Date
/s/ James L. Dolan	Chief Executive Officer and Director	February 25, 2015

James L. Dolan	(Principal Executive Officer)

/s/ Gregg G. Seibert	Vice Chairman and Chief Financial Officer	February 25, 2015
Gregg G. Seibert	(Principal Financial Officer)

/s/ Victoria M. Mink	Senior Vice President and Controller	February 25, 2015
Victoria M. Mink	(Principal Accounting Officer)

SIGNATURES

Name	Title	Date
/s/ Charles F. Dolan	Chairman of the Board of Directors	February 25, 2015
Charles F. Dolan

/s/ Rand Araskog	Director	February 25, 2015
Rand Araskog

/s/ Edward C. Atwood	Director	February 25, 2015
Edward C. Atwood

/s/ Frank Biondi	Director	February 25, 2015
Frank Biondi

/s/ Deborah Dolan-Sweeney	Director	February 25, 2015
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 25, 2015
Kathleen M. Dolan

/s/ Kristin A. Dolan	Chief Operating Officer and Director	February 25, 2015
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 25, 2015
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 25, 2015
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 25, 2015
Thomas C. Dolan

/s/ Joseph J. Lhota	Director	February 25, 2015
Joseph J. Lhota

/s/ Thomas V. Reifenheiser	Director	February 25, 2015
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 25, 2015
John R. Ryan

/s/ Steven J. Simmons	Director	February 25, 2015
Steven J. Simmons

/s/ Brian Sweeney	President and Director	February 25, 2015
Brian Sweeney

/s/ Vincent Tese	Director	February 25, 2015
Vincent Tese

/s/ Leonard Tow	Director	February 25, 2015
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

4.9
Indenture, dated as of May 23, 2014, relating to CSC Holdings, LLC $750,000,000 5.25% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on May 29, 2014).

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

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.3
Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 of CSC Holdings' Registration Statement on Form S-1, Registration No. 033-01936 ("CSC Holdings' Form S-1")).

10.4
Amendment to Time Sharing Agreements, dated November 5, 2008, between CSC Transport, Inc. and Sterling Aviation LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

10.5	Employment Agreement, dated January 27, 1986, between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.9 to CSC Holdings Form S-1).

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

10.9
Amendment dated February 27, 2013 to Employment Agreement, dated December 24, 2009, between Cablevision Systems Corporation and James L. Dolan. (incorporated herein by reference to Exhibit 10.9 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.10
Amendment dated April 7, 2014 to Employment Agreement, dated December 24, 2009, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed on April 11, 2014).

10.11
Employment Agreement, dated December 21, 2009, between Cablevision Systems Corporation and Hank J. Ratner (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed on December 24, 2009).

10.12	Letter Agreement, dated February 25, 2015, between Cablevision Systems Corporation and Gregg G. Seibert.

10.13
Employment Agreement, dated February 1, 2012, between Cablevision Systems Corporation and David G. Ellen (incorporated herein by reference to Exhibit 10.11 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.14
Amendment dated April 7, 2014 to Employment Agreement, dated February 1, 2012, between Cablevision Systems Corporation and David G. Ellen (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed on April 11, 2014).

10.15
Employment Agreement, dated April 7, 2014, between Cablevision Systems Corporation and Brian G. Sweeney (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed on April 11, 2014).

10.16	Amendment dated February 25, 2015, to Employment Agreement dated April 7, 2014, between Cablevision Systems Corporation and Brian G. Sweeney.

10.17
Employment Agreement, dated April 7, 2014, between Cablevision Systems Corporation and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed on April 11, 2014).

10.18	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.19	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's June 3, 2003 Proxy Statement).

10.20	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 18, 2006 Proxy Statement).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.21	Cablevision Systems Corporation Amended and Restated 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 22, 2014 Proxy Statement).

10.22
Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.23	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's June 3, 2003 Proxy Statement).

10.24	Cablevision Systems Corporation 2011 Cash Incentive Plan (incorporated herein by reference to Exhibit A to Cablevision's April 21, 2011 Proxy Statement).

10.25	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision's June 3, 2003 Proxy Statement).

10.26	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision's May 18, 2006 Proxy Statement).

10.27	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.28
Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.29
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

10.30
Pledge Agreement, dated April 17, 2013, among CSC Holdings, LLC, certain subsidiaries of CSC Holdings, LLC as Pledgors and Bank of America, N.A., as Secured Party (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed April 23, 2013).

10.31
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

10.32	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.33	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.34	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.35
Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.36	Form of Nonqualified Stock Option Agreement (March 7, 2013) (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 12, 2013).

10.37	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.38	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.39	Form of Restricted Shares Agreement (March 7, 2013) (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 12, 2013).

10.40	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.41	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.42	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.43
Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.44	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.45	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.46
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.47
Amendment dated June 30, 2014 to Time Sharing Agreement, dated November 22, 2006, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.48
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.49
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.50
Amendment dated July 24, 2014 to Time Sharing Agreement, dated November 22, 2006, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and James L. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.51
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.52
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.53
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.54
Time Sharing Agreement, dated June 19, 2007, between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.55
Time Sharing Agreement, dated June 19, 2007, between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.56
Amendment dated July 2, 2014 to Time Sharing Agreement, dated February 1, 2012, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and David G. Ellen (incorporated herein by reference to Exhibit 10.6 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.57
Time Sharing Agreement, dated February 1, 2012, between CSC Transport IV, Inc. and David G. Ellen (incorporated herein by reference to Exhibit 10.59 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.58
Amendment dated June 30, 2014 to Time Sharing Agreement, dated March 29, 2011, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.59
Time Sharing Agreement, dated March 29, 2011, between CSC Transport IV, Inc. and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed March 31, 2011).

10.60
Amendment dated June 30, 2014 to Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Brian G. Sweeney (incorporated herein by reference to Exhibit 10.4 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.61
Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Brian G. Sweeney (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed April 11, 2014).

10.62
Amendment dated June 30, 2014 to Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.5 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.63
Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.6 to Cablevision's Current Report on Form 8-K, filed April 11, 2014).

10.64
Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan. (incorporated herein by reference to Exhibit 10.62 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.65
Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp. and Patrick F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.66
Extension Agreement, dated January 1, 2013, to the Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp., Charles F. Dolan and Patrick F. Dolan. (incorporated herein by reference to Exhibit 10.64 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.67
Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.68 to Cablevision's Current Report on Form 8-K, filed February 16, 2011).

10.68
Amendment, dated June 30, 2014 to Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Holdings, LLC (as successor-in-interest to CSC Transport, Inc.) (incorporated herein by reference to Exhibit 10.7 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.69
Aircraft Dry Lease Agreement, dated November 14, 2012, by and between Brighid Air, LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.66 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.70
Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Brighid Air, LLC, Patrick F. Dolan and Charles F. Dolan. (incorporated herein by reference to Exhibit 10.67 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.71
Formation Agreement, dated May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.72	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.73	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.74
Distribution Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.75
Employee Matters Agreement, January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.76
Distribution Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.77
Contribution Agreement, dated June 6, 2011, among Cablevision Systems Corporation, CSC Holdings, LLC and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.78
Tax Disaffiliation Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.79
Form of Employee Matters Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.80	Cablevision Systems Corporation Related Party Transaction Approval Policy (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.81
Cablevision Systems Corporation Policy Concerning Certain Matters Relating to The Madison Square Garden Company and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.82
Letter Agreement, dated June 6, 2011, between CSC Holdings, LLC and AMC Networks Inc. regarding VOOM Litigation (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.83
Summary of office space arrangement for Marianne Dolan Weber between Cablevision Systems Corporation and Knickerbocker Group LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal Quarter ended June 30, 2012).

10.84
Purchase Agreement, dated February 7, 2013, between CSC Holdings, LLC and Charter Communications Operating, LLC. (incorporated herein by reference to Exhibit 10.84 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

21	Subsidiaries of the Registrants.

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 25, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders' Deficiency of Cablevision and the Consolidated Statements of Changes in Total Deficiency of CSC Holdings; and (vi) the Combined Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CSC Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 25, 2015

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2014 and 2013 (In thousands)
	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$850,413	$702,224
Accounts receivable, trade (less allowance for doubtful accounts of $12,112 and $14,614)	277,526	283,079
Prepaid expenses and other current assets	140,094	158,433
Amounts due from affiliates	1,732	1,520
Deferred tax asset	37,943	159,824
Investment securities pledged as collateral	622,958	419,354
Total current assets	1,930,666	1,724,434

Property, plant and equipment, net of accumulated depreciation of $9,454,315 and $9,264,848	3,025,747	2,978,353
Other receivables	854	1,683
Investment securities pledged as collateral	622,958	696,730
Derivative contracts	7,317	3,385
Other assets	43,651	29,184
Amortizable intangible assets, net of accumulated amortization of $60,018 and $78,047	36,781	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $58,651 and $42,602	93,409	103,367
	$6,765,171	$6,591,076

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) December 31, 2014 and 2013 (In thousands, except share and per share amounts)

	2014	2013
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$431,761	$422,929
Accrued liabilities:
Interest	117,354	114,569
Employee related costs	306,270	211,682
Other accrued expenses	160,822	174,674
Amounts due to affiliates	29,651	30,941
Deferred revenue	52,932	47,229
Liabilities under derivative contracts	93,010	99,577
Credit facility debt	61,849	47,463
Collateralized indebtedness	466,335	248,388
Capital lease obligations	17,216	12,025
Notes payable	12,968	3,744
Senior notes	—	27,831
Total current liabilities	1,750,168	1,441,052

Defined benefit plan obligations	120,644	162,812
Deferred revenue	4,701	5,235
Liabilities under derivative contracts	9,207	47,370
Other liabilities	166,723	219,018
Deferred tax liability	611,088	570,056
Credit facility debt	2,718,800	3,718,682
Collateralized indebtedness	519,848	569,562
Capital lease obligations	29,196	19,265
Notes payable	10,943	1,590
Senior notes and debentures	5,855,867	5,110,684
Total liabilities	11,797,185	11,865,326

Commitments and contingencies

Redeemable noncontrolling interest	8,676	9,294

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 300,342,849 and 292,489,017 shares issued and 220,219,935 and 213,598,590 shares outstanding	3,003	2,925
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	823,103	885,601
Accumulated deficit	(4,234,860)	(4,546,299)
	(3,408,213)	(3,657,232)
Treasury stock, at cost (80,122,914 and 78,890,427 CNYG Class A common shares)	(1,591,021)	(1,584,404)
Accumulated other comprehensive loss	(42,235)	(42,694)
Total stockholders' deficiency	(5,041,469)	(5,284,330)
Noncontrolling interests	779	786
Total deficiency	(5,040,690)	(5,283,544)
	$6,765,171	$6,591,076
See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2014, 2013 and 2012 (In thousands, except per share amounts)

	2014	2013	2012
Revenues, net (including revenues, net from affiliates of $5,075, $5,586 and $5,784, respectively) (See Note 15)	$6,460,946	$6,232,152	$6,131,675

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $179,144, $178,991 and $181,373, respectively) (See Note 15)	3,136,808	3,079,226	3,001,577
Selling, general and administrative (including charges from affiliates of $3,878, $2,986 and $3,614, respectively) (See Note 15)	1,533,898	1,521,005	1,454,045
Restructuring expense (credits)	2,480	23,550	(770)
Depreciation and amortization (including impairments)	866,502	909,147	907,775
	5,539,688	5,532,928	5,362,627

Operating income	921,258	699,224	769,048

Other income (expense):
Interest expense	(576,000)	(601,102)	(661,052)
Interest income	420	465	978
Gain on sale of affiliate interests	—	—	716
Gain on investments, net	129,659	313,167	294,235
Loss on equity derivative contracts, net	(45,055)	(198,688)	(211,335)
Loss on interest rate swap contracts, net	—	—	(1,828)
Loss on extinguishment of debt and write-off of deferred financing costs	(10,120)	(22,542)	(66,213)
Miscellaneous, net	4,988	2,436	1,770
	(496,108)	(506,264)	(642,729)
Income from continuing operations before income taxes	425,150	192,960	126,319
Income tax expense	(115,768)	(65,635)	(51,994)
Income from continuing operations, net of income taxes	309,382	127,325	74,325
Income from discontinued operations, net of income taxes	2,822	338,316	159,288
Net income	312,204	465,641	233,613
Net loss (income) attributable to noncontrolling interests	(765)	20	(90)
Net income attributable to Cablevision Systems Corporation stockholders	$311,439	$465,661	$233,523

INCOME PER SHARE:

Basic income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations, net of income taxes	$1.17	$0.49	$0.28

Income from discontinued operations, net of income taxes	$0.01	$1.30	$0.61

Net income	$1.18	$1.79	$0.89

Basic weighted average common shares (in thousands)	264,623	260,763	262,258

Diluted income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations, net of income taxes	$1.14	$0.48	$0.28

Income from discontinued operations, net of income taxes	$0.01	$1.27	$0.60

Net income	$1.15	$1.75	$0.87

Diluted weighted average common shares (in thousands)	270,703	265,935	267,330

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$308,617	$127,345	$74,235
Income from discontinued operations, net of income taxes	2,822	338,316	159,288
Net income	$311,439	$465,661	$233,523
Cash dividends declared and paid per share of common stock	$0.600	$0.600	$0.600

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012

Net income	$312,204	$465,641	$233,613

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans (see Note 13):
Unrecognized loss arising during period	(4,051)	(12,858)	(9,884)
Amortization of actuarial losses, net included in net periodic benefit cost	1,355	927	589
Settlement loss included in net periodic benefit cost	3,155	—	—
Other comprehensive income (loss)	459	(11,931)	(9,295)
Comprehensive income	312,663	453,710	224,318
Comprehensive loss (income) attributable to noncontrolling interests	(765)	20	(90)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$311,898	$453,730	$224,228

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years ended December 31, 2014, 2013 and 2012 (In thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency

Balance at January 1, 2012	$2,818	$541	$1,051,435	$(5,245,483)	$(1,363,698)	$(21,468)	$(5,575,855)	$1,791	$(5,574,064)
Net income attributable to Cablevision Systems Corporation stockholders	—	—	—	233,523	—	—	233,523	—	233,523
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,638	1,638
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	—	—	(9,295)	(9,295)	—	(9,295)
Proceeds from exercise of options and issuance of restricted shares	60	—	18,662	—	—	—	18,722	—	18,722
Recognition of equity-based stock compensation arrangements	—	—	62,039	—	—	—	62,039	—	62,039
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	5	—	(19,836)	—	(19,831)	—	(19,831)
Treasury stock acquired through share repurchase program	—	—	—	—	(188,600)	—	(188,600)	—	(188,600)
Deferred tax adjustments relating to distribution of AMC Networks	—	—	240	—	—	—	240	—	240
Dividends on CNYG Class A and CNYG Class B common stock	—	—	(161,004)	—	—	—	(161,004)	—	(161,004)
Adjustments to noncontrolling interests	—	—	897	—	—	—	897	(2,271)	(1,374)

Balance at December 31, 2012	$2,878	$541	$972,274	$(5,011,960)	$(1,572,134)	$(30,763)	$(5,639,164)	$1,158	$(5,638,006)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2014, 2013 and 2012 (In thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency

Balance at January 1, 2013	$2,878	$541	$972,274	$(5,011,960)	$(1,572,134)	$(30,763)	$(5,639,164)	$1,158	$(5,638,006)
Net income attributable to Cablevision Systems Corporation stockholders	—	—	—	465,661	—	—	465,661	—	465,661
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,052	1,052
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	—	—	(11,931)	(11,931)	—	(11,931)
Proceeds from exercise of options and issuance of restricted shares	47	—	18,149	—	—	—	18,196	—	18,196
Recognition of equity-based stock compensation arrangements	—	—	52,777	—	—	—	52,777	—	52,777
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	8	—	(12,270)	—	(12,262)	—	(12,262)
Tax withholding associated with shares issued for equity-based compensation	—	—	(644)	—	—	—	(644)	—	(644)
Excess tax benefit on share-based awards	—	—	1,280	—	—	—	1,280	—	1,280
Dividends on CNYG Class A and CNYG Class B common stock	—	—	(160,083)	—	—	—	(160,083)	—	(160,083)
Adjustments to noncontrolling interests	—	—	1,840	—	—	—	1,840	(1,424)	416

Balance at December 31, 2013	$2,925	$541	$885,601	$(4,546,299)	$(1,584,404)	$(42,694)	$(5,284,330)	$786	$(5,283,544)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2014, 2013 and 2012 (In thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency

Balance at January 1, 2014	$2,925	$541	$885,601	$(4,546,299)	$(1,584,404)	$(42,694)	$(5,284,330)	$786	$(5,283,544)
Net income attributable to Cablevision Systems Corporation stockholders	—	—	—	311,439	—	—	311,439	—	311,439
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,007	1,007
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	—	—	459	459	—	459
Proceeds from exercise of options and issuance of restricted shares	78	—	55,252	—	—	—	55,330	—	55,330
Recognition of equity-based stock compensation arrangements	—	—	44,335	—	—	—	44,335	—	44,335
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	9	—	(6,617)	—	(6,608)	—	(6,608)
Excess tax benefit on share-based awards	—	—	336	—	—	—	336	—	336
Dividends on CNYG Class A and CNYG Class B common stock	—	—	(162,806)	—	—	—	(162,806)	—	(162,806)
Adjustments to noncontrolling interests	—	—	376	—	—	—	376	(1,014)	(638)

Balance at December 31, 2014	$3,003	$541	$823,103	$(4,234,860)	$(1,591,021)	$(42,235)	$(5,041,469)	$779	$(5,040,690)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012
Cash flows from operating activities:

Net Income	$312,204	$465,641	$233,613

Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(2,822)	(338,316)	(159,288)
Depreciation and amortization (including impairments)	866,502	909,147	907,775
Gain on sale of affiliate interests	—	—	(716)
Gain on investments, net	(129,659)	(313,167)	(294,235)
Loss on equity derivative contracts, net	45,055	198,688	211,335
Loss on extinguishment of debt and write-off of deferred financing costs	10,120	22,542	66,213
Amortization of deferred financing costs and discounts on indebtedness	22,887	25,936	36,106
Share-based compensation expense related to equity classified awards	43,984	52,715	60,646
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	7,643	1,575	997
Deferred income taxes	159,779	69,456	42,330
Provision for doubtful accounts	47,611	55,231	49,002
Excess tax benefits related to share-based awards	(336)	(1,280)	—
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(42,446)	(25,673)	(76,955)
Other receivables	16,685	(6,465)	(10,489)
Prepaid expenses and other assets	27,803	(2,176)	47,560
Advances/payables to affiliates	(1,463)	(1,637)	12,970
Accounts payable	25,486	(1,715)	16,172
Accrued liabilities	(35,931)	33,982	(26,443)
Deferred revenue	5,169	(9,507)	(2)
Liabilities related to interest rate swap contracts	—	—	(55,383)

Net cash provided by operating activities	1,378,271	1,134,977	1,061,208
Cash flows from investing activities:
Capital expenditures	(891,678)	(951,679)	(991,586)
Proceeds related to sale of equipment, including costs of disposal	6,178	7,884	364
Proceeds from sale of affiliate interests	—	—	750
Decrease (increase) in other investments	(1,369)	(1,178)	955
Decrease in restricted cash	—	—	1,149
Additions to other intangible assets	(1,193)	(3,685)	(4,704)

Net cash used in investing activities	(888,062)	(948,658)	(993,072)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012
Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	$—	$3,296,760	$—
Repayment of credit facility debt	(990,785)	(3,445,751)	(519,458)
Proceeds from issuance of senior notes	750,000	—	750,000
Redemption and repurchase of senior notes, including premiums and fees	(36,097)	(371,498)	(531,326)
Repayment of notes payable	(2,306)	(570)	—
Proceeds from collateralized indebtedness	416,621	569,561	248,388
Repayment of collateralized indebtedness and related derivative contracts	(342,105)	(508,009)	(218,754)
Dividend distributions to common stockholders	(160,545)	(159,709)	(163,872)
Proceeds from stock option exercises	55,355	18,120	18,722
Tax withholding associated with shares issued for equity-based compensation	—	(644)	—
Principal payments on capital lease obligations	(15,481)	(13,828)	(13,729)
Deemed repurchases of restricted stock	(6,608)	(12,262)	(19,831)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	—	—	(188,600)
Excess tax benefit related to share-based awards	336	1,280	—
Additions to deferred financing costs	(14,273)	(27,080)	(21,491)
Distributions to noncontrolling interests, net	(1,014)	(1,424)	(1,588)

Net cash used in financing activities	(346,902)	(655,054)	(661,539)

Net increase (decrease) in cash and cash equivalents from continuing operations	143,307	(468,735)	(593,403)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(1,199)	199,006	437,280
Net cash provided by (used in) investing activities	6,081	646,185	(83,671)
Net cash used in financing activities	—	(38,735)	(7,650)
Effect of change in cash related to discontinued operations	—	31,893	(9,250)
Net increase in cash and cash equivalents from discontinued operations	4,882	838,349	336,709

Cash and cash equivalents at beginning of year	702,224	332,610	589,304

Cash and cash equivalents at end of year	$850,413	$702,224	$332,610

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED BALANCE SHEETS December 31, 2014 and 2013 (In thousands)

	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$813,396	$651,058
Accounts receivable, trade (less allowance for doubtful accounts of $12,112 and $14,614)	277,526	283,079
Prepaid expenses and other current assets	131,891	154,876
Amounts due from affiliates	1,694	115,538
Investment securities pledged as collateral	622,958	419,354
Total current assets	1,847,465	1,623,905

Property, plant and equipment, net of accumulated depreciation of $9,454,315 and $9,264,848	3,025,747	2,978,353
Other receivables	854	1,683
Investment securities pledged as collateral	622,958	696,730
Derivative contracts	7,317	3,385
Other assets	43,651	29,184
Amortizable intangible assets, net of accumulated amortization of $60,018 and $78,047	36,781	49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,450
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $32,983 and $23,376	59,470	61,367
	$6,648,031	$6,448,547

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED BALANCE SHEETS (continued) December 31, 2014 and 2013 (In thousands, except share amounts)

	2014	2013
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$431,761	$422,929
Accrued liabilities:
Interest	62,555	59,130
Employee related costs	302,397	210,233
Other accrued expenses	160,822	174,187
Amounts due to affiliates	135,636	30,887
Deferred tax liability	105,285	60,582
Deferred revenue	52,932	47,229
Liabilities under derivative contracts	93,010	99,577
Credit facility debt	61,849	47,463
Collateralized indebtedness	466,335	248,388
Capital lease obligations	17,216	12,025
Notes payable	12,968	3,744
Total current liabilities	1,902,766	1,416,374

Defined benefit plan obligations	120,644	162,812
Deferred revenue	4,701	5,235
Liabilities under derivative contracts	9,207	47,370
Other liabilities	162,276	214,409
Deferred tax liability	626,367	617,837
Credit facility debt	2,718,800	3,718,682
Collateralized indebtedness	519,848	569,562
Capital lease obligations	29,196	19,265
Notes payable	10,943	1,590
Senior notes and debentures	3,062,126	2,309,403
Total liabilities	9,166,874	9,082,539

Commitments and contingencies

Redeemable noncontrolling interest	8,676	9,294

Member's Deficiency:
Accumulated deficit	(2,024,065)	(2,486,073)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	149,457	496,150
	(2,486,063)	(2,601,378)
Accumulated other comprehensive loss	(42,235)	(42,694)

Total member's deficiency	(2,528,298)	(2,644,072)
Noncontrolling interests	779	786
Total deficiency	(2,527,519)	(2,643,286)
	$6,648,031	$6,448,547

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012
Revenues, net (including revenues, net from affiliates of $5,075, $5,586 and $5,784, respectively) (See Note 15)	$6,460,946	$6,232,152	$6,131,675

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $179,144, $178,991 and $181,373, respectively) (See Note 15)	3,136,808	3,079,226	3,001,577
Selling, general and administrative (including charges from affiliates of $3,878, $2,986 and $3,614, respectively) (See Note 15)	1,533,898	1,521,005	1,454,045
Restructuring expense (credits)	2,480	23,550	(770)
Depreciation and amortization (including impairments)	866,502	909,147	907,775
	5,539,688	5,532,928	5,362,627

Operating income	921,258	699,224	769,048

Other income (expense):
Interest expense	(353,288)	(374,430)	(466,776)
Interest income	48,457	58,858	59,993
Gain on sale of affiliate interests	—	—	716
Gain on investments, net	129,659	313,167	294,235
Loss on equity derivative contracts, net	(45,055)	(198,688)	(211,335)
Loss on interest rate swap contracts, net	—	—	(1,828)
Loss on extinguishment of debt and write-off of deferred financing costs	(9,618)	(23,144)	(66,213)
Miscellaneous, net	4,988	2,436	1,770
	(224,857)	(221,801)	(389,438)
Income from continuing operations before income taxes	696,401	477,423	379,610
Income tax expense	(236,450)	(188,079)	(152,547)

Income from continuing operations, net of income taxes	459,951	289,344	227,063

Income from discontinued operations, net of income taxes	2,822	330,711	159,288

Net income	462,773	620,055	386,351
Net loss (income) attributable to noncontrolling interests	(765)	20	(90)
Net income attributable to CSC Holdings, LLC's sole member	$462,008	$620,075	$386,261

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$459,186	$289,364	$226,973
Income from discontinued operations, net of income taxes	2,822	330,711	159,288
Net income	$462,008	$620,075	$386,261

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net income	$462,773	$620,055	$386,351

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans (see Note 13):
Unrecognized loss arising during period	(4,051)	(12,858)	(9,884)
Amortization of actuarial losses, net included in net periodic benefit cost	1,355	927	589
Settlement loss included in net periodic benefit cost	3,155	—	—
Other comprehensive income (loss)	459	(11,931)	(9,295)
Comprehensive income	463,232	608,124	377,056
Comprehensive loss (income) attributable to noncontrolling interests	(765)	20	(90)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$462,467	$608,144	$376,966

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2012	$(3,492,409)	$(753,717)	$852,651	$(21,468)	$(3,414,943)	$1,791	$(3,413,152)
Net income attributable to CSC Holdings' sole member	386,261	—	—	—	386,261	—	386,261
Net income attributable to noncontrolling interests	—	—	—	—	—	1,638	1,638
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	(9,295)	(9,295)	—	(9,295)
Recognition of equity-based stock compensation arrangements	—	—	62,039	—	62,039	—	62,039
Distributions to Cablevision	—	—	(671,809)	—	(671,809)	—	(671,809)
Contributions from Cablevision	—	—	735,000	—	735,000	—	735,000
Excess tax benefit on share-based awards	—	—	65,420	—	65,420	—	65,420
Deferred tax adjustments relating to distribution of AMC Networks	—	—	(5,343)	—	(5,343)	—	(5,343)
Adjustments to noncontrolling interests	—	—	897	—	897	(2,271)	(1,374)

Balance at December 31, 2012	$(3,106,148)	$(753,717)	$1,038,855	$(30,763)	$(2,851,773)	$1,158	$(2,850,615)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2013	$(3,106,148)	$(753,717)	$1,038,855	$(30,763)	$(2,851,773)	$1,158	$(2,850,615)
Net income attributable to CSC Holdings' sole member	620,075	—	—	—	620,075	—	620,075
Net income attributable to noncontrolling interests	—	—	—	—	—	1,052	1,052
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	(11,931)	(11,931)	—	(11,931)
Recognition of equity-based stock compensation arrangements	—	—	52,777	—	52,777	—	52,777
Distributions to Cablevision	—	—	(501,224)	—	(501,224)	—	(501,224)
Excess tax benefit on share-based awards	—	—	46,164	—	46,164	—	46,164
Impact of purchase of Cablevision senior notes held by Newsday Holdings	—	142,262	(142,558)	—	(296)	—	(296)
Adjustments to noncontrolling interests	—	—	2,136	—	2,136	(1,424)	712

Balance at December 31, 2013	$(2,486,073)	$(611,455)	$496,150	$(42,694)	$(2,644,072)	$786	$(2,643,286)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2014	$(2,486,073)	$(611,455)	$496,150	$(42,694)	$(2,644,072)	$786	$(2,643,286)
Net income attributable to CSC Holdings' sole member	462,008	—	—	—	462,008	—	462,008
Net income attributable to noncontrolling interests	—	—	—	—	—	1,007	1,007
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	459	459	—	459
Recognition of equity-based stock compensation arrangements	—	—	44,335	—	44,335	—	44,335
Distributions to Cablevision	—	—	(396,382)	—	(396,382)	—	(396,382)
Excess tax benefit on share-based awards	—	—	4,978	—	4,978	—	4,978
Adjustments to noncontrolling interests	—	—	376	—	376	(1,014)	(638)

Balance at December 31, 2014	$(2,024,065)	$(611,455)	$149,457	$(42,235)	$(2,528,298)	$779	$(2,527,519)
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012
Cash flows from operating activities:

Net Income	$462,773	$620,055	$386,351

Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(2,822)	(330,711)	(159,288)
Depreciation and amortization (including impairments)	866,502	909,147	907,775
Gain on sale of affiliate interests	—	—	(716)
Gain on investments, net	(129,659)	(313,167)	(294,235)
Loss on equity derivative contracts, net	45,055	198,688	211,335
Loss on extinguishment of debt and write-off of deferred financing costs	9,618	23,144	66,213
Amortization of deferred financing costs and discounts on indebtedness	14,602	18,167	29,727
Share-based compensation expense related to Cablevision equity classified awards	43,984	52,715	60,646
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	7,643	1,575	997
Deferred income taxes	53,189	99,867	72,379
Provision for doubtful accounts	47,611	55,231	49,002
Excess tax benefit related to share-based awards	(4,978)	(46,164)	(61,434)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(42,446)	(25,673)	(76,955)
Other receivables	14,131	(13,905)	(2,649)
Prepaid expenses and other assets	27,803	(2,176)	47,402
Advances/payables to affiliates	222,212	121,128	43,159
Accounts payable	25,486	(1,715)	16,172
Accrued liabilities	(29,608)	41,998	(25,487)
Deferred revenue	5,169	(9,507)	(2)
Liabilities related to interest rate swap contracts	—	—	(55,383)

Net cash provided by operating activities	1,636,265	1,398,697	1,215,009

Cash flows from investing activities:
Capital expenditures	(891,678)	(951,679)	(991,586)
Proceeds related to sale of equipment, including costs of disposal	6,178	7,884	364
Proceeds from sale of affiliate interests	—	—	750
Decrease (increase) in other investments	(1,369)	(1,178)	955
Decrease in restricted cash	—	—	1,149
Additions to other intangible assets	(1,193)	(3,685)	(4,704)

Net cash used in investing activities	(888,062)	(948,658)	(993,072)

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from financing activities:

Proceeds from credit facility debt, net of discount	$—	$3,296,760	$—
Repayment of credit facility debt	(990,785)	(3,445,751)	(519,458)
Proceeds from issuance of senior notes	750,000	—	—
Redemption and repurchase of senior notes, including premiums and fees	—	(308,673)	(504,501)
Repayment of notes payable	(2,306)	(570)	—
Proceeds from collateralized indebtedness	416,621	569,561	248,388
Repayment of collateralized indebtedness and related derivative contracts	(342,105)	(508,009)	(218,754)
Principal payments on capital lease obligations	(15,481)	(13,828)	(13,729)
Capital contributions from Cablevision	—	—	735,000
Distributions to Cablevision	(396,382)	(501,224)	(671,809)
Excess tax benefit related to share-based awards	4,978	46,164	61,434
Additions to deferred financing costs	(14,273)	(27,080)	(5,296)
Distributions to noncontrolling interests, net	(1,014)	(1,424)	(1,588)

Net cash used in financing activities	(590,747)	(894,074)	(890,313)

Net increase (decrease) in cash and cash equivalents from continuing operations	157,456	(444,035)	(668,376)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(1,199)	199,006	437,280
Net cash provided by (used in) investing activities	6,081	646,185	(83,671)
Net cash used in financing activities	—	(38,735)	(7,650)
Effect of change in cash related to discontinued operations	—	31,893	(9,250)
Net increase in cash and cash equivalents from discontinued operations	4,882	838,349	336,709

Cash and cash equivalents at beginning of year	651,058	256,744	588,411

Cash and cash equivalents at end of year	$813,396	$651,058	$256,744

See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.    DESCRIPTION OF BUSINESS, RELATED MATTERS AND BASIS OF PRESENTATION
The Company and Related Matters
Cablevision Systems Corporation ("Cablevision"), through its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company"), owns and operates cable systems and owns companies that provide regional news, local programming and advertising sales services for the cable television industry, provide Ethernet-based data, Internet, voice and video transport and managed services to the business market, and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments: (1) Cable, consisting principally of its video, high-speed data, and Voice over Internet Protocol ("VoIP") operations, (2) Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") pursuant to the asset purchase agreement entered into in April 2013 (the "Clearview Sale").  On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") pursuant to the purchase agreement entered into in February 2013, for $1,625,000 (the "Bresnan Sale").  The Company received net cash of approximately $675,000, which reflects certain adjustments, including an approximate $962,000 reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  The Company recorded a pre-tax gain of approximately $408,000 for the year ended December 31, 2013 relating to the Bresnan Sale. During 2014, the Company recorded a pre-tax gain of $5,848 relating primarily to the settlement of a contingency related to Montana property taxes associated with Bresnan Cable.
Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, the Company no longer consolidates the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.
Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of income of Cablevision are essentially identical to the consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions:  Cablevision has $2,793,741 of senior notes outstanding at December 31, 2014 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC ("Newsday Holdings")) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings, which is eliminated in Cablevision's results of operations.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
Reclassifications
Certain reclassifications have been made to the 2012 and 2013 financial statements to conform to the 2014 presentation.
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
Gross Versus Net Revenue Recognition
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2014, 2013 and 2012, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $178,630, $157,818 and $150,695, respectively.
Technical and Operating Expenses
Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of income.
Programming Costs
Programming expenses related to the Company's video service included in the Cable segment represent fees paid to programming distributors to license the programming distributed to subscribers.  This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of subscribers that receive the programming.  There have been periods when an existing distribution agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the Company continues to carry and pay for these services until execution of definitive replacement agreements or renewals.  The amount of programming expense

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

recorded during the interim period is based on the Company's estimates of the ultimate contractual agreement expected to be reached, which is based on several factors, including previous contractual rates, customary rate increases and the current status of negotiations.  Such estimates are adjusted as negotiations progress until new programming terms are finalized.
In addition, the Company has received, or may receive, incentives from programming distributors for carriage of the distributors' programming.  The Company generally recognizes these incentives as a reduction of programming costs in technical and operating expense, generally over the term of the distribution agreement.
Advertising Expenses
Advertising costs are charged to expense when incurred and are recorded to "selling, general and administrative" expenses in the accompanying statements of income.  Advertising costs amounted to $156,228, $140,779, and $157,783 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
For CSC Holdings, share-based compensation expense is recognized in its statements of income based on allocations from Cablevision.
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
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectability of outstanding receivables and general factors such as historical collection experience, length of time individual receivables are past due, and the economic and competitive environment.
Investments
Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Long-Lived Assets and Amortizable Intangible Assets
Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of income.
The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software.  Capitalized software costs are amortized over the estimated useful life of the software and reported in depreciation and amortization.
Customer relationships and other intangibles established in connection with acquisitions that are finite-lived are amortized in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, such as the sum of the years' digits method, or when such pattern does not exist, using the straight-line basis over their respective estimated useful lives.
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
The Company assesses qualitative factors to determine whether it is necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test.  This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting’s fair value is less than its carrying amount.  When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for other intangible assets not subject to amortization requires a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
Recently Adopted Accounting Pronouncement
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits either where an entity may present unrecognized tax benefits as a liability or by presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. ASU No. 2013-11 was adopted by the Company on January 1, 2014. The adoption of ASU No. 2013-11 did not have any impact on the Company's consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Pronouncement
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. ASU No. 2014-09 becomes effective for us on January 1, 2017. We have not yet completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.
Common Stock of Cablevision
Each holder of Cablevision NY Group ("CNYG") Class A common stock has one vote per share while holders of CNYG Class B common stock have ten votes per share.  CNYG Class B shares can be converted to CNYG Class A common stock at anytime with a conversion ratio of one CNYG Class A common share for one CNYG Class B common share.  CNYG Class A stockholders are entitled to elect 25% of Cablevision's Board of Directors.  CNYG Class B stockholders have the right to elect the remaining members of Cablevision's Board of Directors.  In addition, CNYG Class B stockholders are parties to an agreement which has the effect of causing the voting power of these CNYG Class B stockholders to be cast as a block. The following table provides details of Cablevision's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2011	220,170,261	54,137,673
Employee and non-employee director stock transactions (a)	3,987,544	—
Share repurchases (see Note 20)	(13,596,687)	—
Balance at December 31, 2012	210,561,118	54,137,673
Employee and non-employee director stock transactions (a)	3,037,472	—
Balance at December 31, 2013	213,598,590	54,137,673
Employee and non-employee director stock transactions (a)	6,621,345	—
Balance at December 31, 2014	220,219,935	54,137,673

(a)
Primarily includes issuances of common stock in connection with employee and non-employee director exercises of stock options and restricted shares granted to employees, offset by shares acquired by the Company in connection with the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

fulfillment of employees' statutory tax withholding obligation for applicable income and other employment taxes and forfeited employee restricted shares.
CSC Holdings Membership Interests
CSC Holdings has 17,631,479 membership units issued and outstanding as of December 31, 2014 and 2013, respectively, which are all owned by Cablevision, its sole owner.
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
The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

November 5, 2014	$0.15	November 21, 2014	December 12, 2014
July 29, 2014	$0.15	August 15, 2014	September 5, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014
February 25, 2014	$0.15	March 14, 2014	April 3, 2014

November 6, 2013	$0.15	November 22, 2013	December 13, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
February 26, 2013	$0.15	March 15, 2013	April 3, 2013

October 24, 2012	$0.15	November 7, 2012	November 28, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
February 22, 2012	$0.15	March 9, 2012	March 30, 2012
Cablevision paid dividends aggregating $160,545, $159,709 and $163,872 in 2014, 2013 and 2012, respectively, including accrued dividends on vested restricted shares of $1,548, $3,092, and $5,987, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2014, up to approximately $8,319 will be paid when, and if, restrictions lapse on restricted shares outstanding.
During the years ended December 31, 2014, 2013 and 2012, CSC Holdings made cash equity distribution payments to Cablevision aggregating $396,382, $501,224 and $671,809, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest on its senior notes;

•	Cablevision's repurchases of certain outstanding senior notes in 2014 and 2013;

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program in 2012 (see Note 19).
Income Per Common Share
Cablevision
Basic income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including options held by employees of AMC Networks Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden")) and restricted stock.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Cablevision stockholders:

	December 31,
	2014	2013	2012
	(in thousands)

Basic weighted average shares outstanding	264,623	260,763	262,258

Effect of dilution:
Stock options	3,247	3,026	2,588
Restricted stock awards	2,833	2,146	2,484
Diluted weighted average shares outstanding	270,703	265,935	267,330
Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,760,000, 1,336,000 and 1,257,000 shares (including certain options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively.  In addition, approximately 45,000 and 1,298,000 restricted shares issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding for the year ended December 31, 2014 and 2013, respectively, as the performance criteria on these awards have not yet been satisfied.
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
The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2014, 2013 and 2012, or 10% or more of its consolidated net trade receivables at December 31, 2014 and 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 3.    SUPPLEMENTAL CASH FLOW INFORMATION
During 2014, 2013 and 2012, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2014	2013	2012
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Property and equipment accrued but unpaid	$48,824	$65,391	$93,760
Capital lease obligations	30,603	11,499	27,535
Intangible asset obligations	525	2,498	1,435
Notes payable to vendor	34,522	1,202	—
Reduction in capital lease obligation as a result of not exercising a bargain purchase option	—	22,950	—

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	3,809	3,466	3,119

Non-Cash Investing and Financing Activities of CSC Holdings:
Distribution of Cablevision senior notes to Cablevision	—	142,262	—

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	550,241	580,906	646,346
Income taxes paid, net	10,598	16,470	13,418
Continuing Operations - CSC Holdings:
Cash interest paid	335,175	362,365	469,502
Income taxes paid, net	10,598	16,470	13,437
Discontinued operations - Cablevision and CSC Holdings:
Cash interest paid	—	26,606	61,927

NOTE 4.    RESTRUCTURING AND IMPAIRMENT CHARGES
Restructuring
In the fourth quarter of 2013, as a result of a strategic evaluation of the Company's operations, the Company recorded restructuring charges associated primarily with the elimination of 234 positions in the Cable segment, 191 positions in the Other segment, and 16 positions in the Lightpath segment.  Additionally, the Company expensed $1,205 in connection with an early lease termination in the Other segment. The following table summarizes the restructuring charges and accrued restructuring liability related to the 2013 restructuring plan:

	Cable Segment	Lightpath Segment	Other Segment	Total
Restructuring charges relating to severance, net	$11,283	$1,558	$10,038	$22,879
Restructuring charges relating to an early lease termination	—	—	1,205	1,205
Total restructuring expense	11,283	1,558	11,243	24,084
Payments and other	(8,556)	(628)	(158)	(9,342)
Accrual balance at December 31, 2013	2,727	930	11,085	14,742
Payments and other, net	(2,722)	(311)	(10,415)	(13,448)
Accrued balance at December 31, 2014	$5	$619	$670	$1,294
In addition to the charges included in the table above, the Company recorded net restructuring charges (credits) of $1,984, $(534), and $(770), in 2014, 2013 and 2012, respectively.  The 2014 restructuring expense included a $3,280 charge relating to the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

elimination of 59 positions at Newsday. The 2013 and 2012 restructuring credits primarily related to changes to the Company's previous estimates recorded in connection with the Company's prior restructuring plans.
Impairment Charges
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and competition from other media and its current and anticipated impact on Newsday's advertising business, the Company determined that a triggering event had occurred at the Newsday reporting unit and the Company tested Newsday's indefinite-lived intangibles and goodwill for impairment at December 31, 2014, 2013 and 2012 (the "interim testing dates").
The estimated fair values of the Newsday business indefinite-lived intangibles, which relate primarily to the trademarks associated with its mastheads, were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results. The Company's impairment analysis as of December 31, 2014, 2013 and 2012 resulted in pre-tax impairment charges of $200, $25,100 and $13,000, respectively, related to the excess of the carrying value over the estimated fair value of the Company's trademarks.
Additionally, in 2014 and 2013, the Company recorded an impairment charge of $5,631 and $12,358, respectively, relating to the excess of the carrying value over the estimated fair values of Newsday's amortizing subscriber relationships and advertiser relationships, respectively.  The decrease in fair values, which were determined based on discounted cash flows, resulted primarily from the decline in projected cash flows related to these assets.  These pre-tax impairment charges are included in depreciation and amortization (including impairments) in the Other segment.  No goodwill impairments were recorded for the years ended December 31, 2014, 2013 and 2012.
In addition, the Company recorded impairment charges of $425, $10,997 and $829 in 2014, 2013 and 2012, respectively, included in depreciation and amortization related primarily to certain other long-lived assets of businesses included in the Other segment.
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
Operating results of discontinued operations for the years ended December 31, 2014, 2013 and 2012 are summarized below:

	Year Ended December 31, 2014
	Bresnan Cable (a)	Clearview Cinemas	Total

Revenues, net	$—	$—	$—

Income (loss) before income taxes	$5,848	$(820)	$5,028
Income tax benefit (expense)	(2,542)	336	(2,206)

Income (loss) from discontinued operations, net of income taxes	$3,306	$(484)	$2,822

(a)	Represents primarily a gain recognized upon the settlement of a contingency related to Montana property taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2013
	Bresnan Cable (a)	Clearview Cinemas (b) (c)	Litigation Settlement (d)	Total

Revenues, net	$262,323	$27,307	$—	$289,630

Income (loss) before income taxes	$439,870	$(42,437)	$173,690	$571,123
Income tax benefit (expense) (e)	(180,178)	17,425	(70,054)	(232,807)
Income (loss) from discontinued operations, net of taxes- Cablevision	259,692	(25,012)	103,636	338,316
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	(6,602)	—	(1,003)	(7,605)

Income (loss) from discontinued operations, net of income taxes- CSC Holdings	$253,090	$(25,012)	$102,633	$330,711

(a)	Includes the pretax gain recognized in connection with the Bresnan Sale of approximately $408,000.

(b)	Includes the pretax loss recognized in connection with the Clearview Sale of approximately $19,300.

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

(d)	Represents primarily the proceeds from the final allocation of the DISH Network, LLC litigation settlement. See discussion below for additional information.

(e)	Includes tax benefit of $7,605 resulting from a decrease in the valuation allowance for certain state net operating loss carry forwards.

	Year Ended December 31, 2012
	Bresnan Cable	Clearview Cinemas	Litigation Settlement (a)	Total

Revenues, net	$508,710	$65,076	$—	$573,786

Income (loss) before income taxes	$(49,452)	$(19,683)	$339,004	$269,869
Income tax benefit (expense)	20,157	8,016	(138,754)	(110,581)

Income (loss) from discontinued operations, net of income taxes	$(29,295)	$(11,667)	$200,250	$159,288

(a)	Represents primarily the gain relating to the settlement of litigation with DISH Network, LLC. See discussion below for additional information.
Litigation Settlement
In connection with the AMC Networks Distribution in June 2011 (whereby Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks, a company which consisted principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment), CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provided that CSC Holdings and the AMC Parties would share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network, LLC ("DISH Network") that were received by subsidiaries of AMC Networks from VOOM HD Holdings LLC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 initially distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 and $350,000 was recorded as a gain in discontinued operations for the years ended December 31, 2013 and 2012, respectively.
NOTE 6.    PROPERTY, PLANT AND EQUIPMENT
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's hybrid fiber/coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years), and headend facilities (4 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
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
Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2014	2013	Useful Lives
Customer equipment	$1,954,512	$2,104,305	3 to 5 years
Headends and related equipment	1,437,681	1,276,819	4 to 25 years
Central office equipment	811,320	758,691	5 to 10 years
Infrastructure	5,695,519	5,651,633	3 to 25 years
Equipment and software	1,507,500	1,386,848	3 to 10 years
Construction in progress (including materials and supplies)	97,955	113,260
Furniture and fixtures	94,265	92,631	5 to 12 years
Transportation equipment	217,486	201,806	5 to 18 years
Buildings and building improvements	303,344	279,614	10 to 40 years
Leasehold improvements	345,942	362,932	Term of lease
Land	14,538	14,662
	12,480,062	12,243,201
Less accumulated depreciation and amortization	(9,454,315)	(9,264,848)
	$3,025,747	$2,978,353
During the years ended December 31, 2014 and 2013, the Company capitalized certain costs aggregating $153,675 and $127,390, respectively, related to the acquisition and development of internal use software, which are included in the table above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2014, 2013 and 2012 amounted to $852,451, $858,899 and $879,242 (including impairment charges of $425, $10,997 and $829 in 2014, 2013 and 2012), respectively.
At December 31, 2014 and 2013, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2014	2013
Equipment	$95,719	$65,454
Less accumulated amortization	(39,951)	(31,138)
	$55,768	$34,316
NOTE 7.    OPERATING LEASES
The Company leases certain office, production, and transmission facilities under terms of leases expiring at various dates through 2034.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  In addition, the Company rents space on utility poles for its operations.  The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Rent expense, including pole rentals, for the years ended December 31, 2014, 2013 and 2012 amounted to $77,769, $75,553 and $78,472, respectively.
The minimum future annual payments for all operating leases (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2015 through December 31, 2019, at rates now in force are as follows:

2015	$66,289
2016	70,277
2017	62,511
2018	51,246
2019	37,778
Thereafter	168,737

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2014 and 2013:

	December 31,		Estimated
	2014	2013	Useful Lives
Gross carrying amount of amortizable intangible assets
Customer relationships	$45,828	$46,258	7 to 18 years
Other amortizable intangibles	50,971	81,741	3 to 28 years
	96,799	127,999
Accumulated amortization
Customer relationships	(31,407)	(28,099)
Other amortizable intangibles	(28,611)	(49,948)
	(60,018)	(78,047)
Amortizable intangible assets, net of accumulated amortization	$36,781	$49,952

Amortizable intangible assets, net of accumulated amortization	$36,781	$49,952
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,450
Goodwill	264,690	264,690

Total intangible assets, net	$1,040,569	$1,053,940

Aggregate amortization expense
Years ended December 31, 2014 and 2013 (excluding impairment charges of $5,831 and $37,458, respectively)	$8,220	$12,790

Estimated amortization expense
Year Ended December 31, 2015	$7,013
Year Ended December 31, 2016	6,016
Year Ended December 31, 2017	5,559
Year Ended December 31, 2018	4,549
Year Ended December 31, 2019	3,907
The carrying amount of goodwill as of December 31, 2014 and 2013 is as follows:

	Cable	Lightpath	Other	Total

Gross goodwill as of December 31, 2014 and 2013	$234,290	$21,487	$342,971	$598,748
Accumulated impairment losses as of December 31, 2014 and 2013	—	—	(334,058)	(334,058)
	$234,290	$21,487	$8,913	$264,690
NOTE 9.    DEBT
Credit Facility Debt
The following table provides details of the Company's outstanding credit facility debt:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2013
Restricted Group:
Revolving loan facility (a)	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	1.92%	47,926	934,547	958,510
Term B loan facility (b)	April 17, 2020	2.67%	13,923	1,366,102	2,327,635
Restricted Group credit facility debt			61,849	2,300,649	3,286,145

Newsday:
Floating rate term loan facility	October 12, 2016	3.67%	—	480,000	480,000
Total credit facility debt			$61,849	$2,780,649	$3,766,145

(a)
At December 31, 2014, $71,661 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,339 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)	The unamortized discount related to the Term B loan facility amounted to $5,326 and $10,615 at December 31, 2014 and 2013, respectively.
Restricted Group Credit Facility
On April 17, 2013, CSC Holdings and certain of its subsidiaries (the "Restricted Subsidiaries") refinanced its Restricted Group credit facility.  The Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $1,400,000 (net of $750,000 and $200,000 repayments in May 2014 and September 2014, respectively, discussed below), each subject to adjustment from time to time in accordance with the terms of the credit agreement (the "Credit Agreement").  The proceeds from the Term A loans and the Term B loans were used to repay all amounts outstanding under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  As of December 31, 2014, no amounts were drawn under the revolving credit facility.
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
Under the Credit Agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of $11,981 that began on September 30, 2014 and continue through June 30, 2016, $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of $694,919 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments that began in September 2013 and are currently $3,481 per quarter through December 31, 2019 with a final repayment of $1,301,812 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the Credit Agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the Credit Agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The Credit Agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.
Loans under the Credit Agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries (as defined in the Credit Agreement) and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.
Loans under the Credit Agreement bear interest as follows:

•
Revolving credit loans and Term A loans, either (i) the Eurodollar rate (as defined) plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio;

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
For the year ended December 31, 2013, the Company wrote-off deferred financing costs of $6,602 related to the repaid credit facility.  The Term B loans were issued at a discount of $11,750 and the Company recorded deferred financing costs of $27,080 related to the current credit facility.  The original issue discount and the deferred financing costs are both being amortized to interest expense over the term of the respective loans.
In May 2014, CSC Holdings used the net proceeds from the issuance of the 2024 Notes (discussed below), as well as cash on hand, to make a $750,000 repayment on its outstanding Term B loan facility. In September 2014, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with these repayments, the Company recognized a loss on extinguishment of debt of approximately $4,054 and wrote-off unamortized deferred financing costs related to this loan facility of approximately $5,564 for the year ended December 31, 2014.
The Restricted Group was in compliance with all of its financial covenants under the Restricted Group Credit Agreement as of December 31, 2014.
Newsday LLC Credit Facility
On October 12, 2012, Newsday LLC ("Newsday") entered into a new senior secured credit agreement (the "Newsday Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its previous credit agreement dated as of July 29, 2008.  The Newsday Credit Agreement consists of a $480,000 floating rate term loan which matures on October 12, 2016 (net of the $160,000 repayment in December 2013, discussed below).  Interest under the Newsday Credit Agreement is calculated, at the election of Newsday, at either the eurodollar rate or the base rate, plus 3.50% or 2.50%, respectively, as specified in the Newsday Credit Agreement.  Borrowings by Newsday under the Newsday Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday on a senior secured basis.  The Newsday Credit Agreement is secured by a lien on the assets of Newsday and Cablevision senior notes with an aggregate principal amount of $611,455 (after the sale of Cablevision senior notes in December 2013 discussed below) owned by Newsday Holdings.  In connection with the Newsday Credit Agreement, the Company incurred deferred financing costs of approximately $4,558, which are being amortized to interest expense over the term of the Newsday Credit Agreement.
On December 10, 2013, Newsday made a voluntary repayment of $160,000 on its term loan with the proceeds it received from CSC Holdings in connection with CSC Holdings' purchase of Cablevision senior notes with an aggregate principal amount of $142,262 held by Newsday Holdings.  The senior notes were subsequently distributed by CSC Holdings to Cablevision and were canceled.
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
Prior to the Newsday Credit Agreement, Newsday had a $650,000 senior secured loan facility comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility. Unamortized deferred financing costs related to this senior secured loan facility aggregating approximately $5,083 were written-off in 2012.
Newsday was in compliance with all of its financial covenants under its Newsday Credit Agreement as of December 31, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Senior Notes and Debentures
The following table summarizes the Company's senior notes and debentures:

	Date	Maturity	Interest	Issue	Carrying Amount at December 31,
Issuer	Issued	Date	Rate	Amount	2014	2013
CSC Holdings (a)(c)	February 6, 1998	February 15, 2018	7.875%	300,000	$299,464	$299,293
CSC Holdings (a)(c)	July 21, 1998	July 15, 2018	7.625%	500,000	499,912	499,887
CSC Holdings (b)(c)	February 12, 2009	February 15, 2019	8.625%	526,000	512,750	510,223
CSC Holdings (b)	November 15, 2011	November 15, 2021	6.750%	1,000,000	1,000,000	1,000,000
CSC Holdings (b)	May 23, 2014	June 1, 2024	5.250%	750,000	750,000	—
					3,062,126	2,309,403

Cablevision (b)(c)	September 23, 2009	September 15, 2017	8.625%	900,000	894,717	893,057
Cablevision (b)	April 15, 2010	April 15, 2018	7.750%	750,000	750,000	750,000
Cablevision (b)	April 15, 2010	April 15, 2020	8.000%	500,000	500,000	500,000
Cablevision (b)	September 27, 2012	September 15, 2022	5.875%	750,000	649,024	686,055
					$5,855,867	$5,138,515

(a)	The debentures are not redeemable by the Company prior to maturity.

(b)	The Company may redeem some or all of the notes at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(c)	The carrying amount of the senior notes is net of the unamortized original issue discount.
The table above also excludes the principal amount of Cablevision 7.75% senior notes due 2018 of $345,238 and the principal amount of Cablevision 8.00% senior notes due 2020 of $266,217 held by Newsday at December 31, 2014 and 2013 which are eliminated in the consolidated balance sheets of Cablevision.
The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.  The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2014.
Issuance of Debt Securities
CSC Holdings 5.25% Senior Notes Due 2024

In May 2014, CSC Holdings issued $750,000 aggregate principal amount of 5.25% senior notes due June 1, 2024 (the "2024 Notes"). The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of CSC Holdings' other existing and future unsecured and unsubordinated indebtedness. CSC Holdings may redeem all or a portion of the 2024 Notes at any time at a price equal to 100% of the principal amount of the 2024 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium. CSC Holdings used the net proceeds from the issuance of the 2024 Notes, as well as cash on hand, to make a $750,000 repayment on its outstanding Term B loan facility. In connection with the issuance of the 2024 Notes, the Company incurred deferred financing costs of approximately $14,273, which are being amortized to interest expense over the term of the 2024 Notes.
Cablevision 5.875% Senior Notes Due 2022
In September 2012, Cablevision issued $750,000 aggregate principal amount of 5.875% senior notes due September 15, 2022 (the "2022 Notes") in a registered public offering.  The 2022 Notes are senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the 2022 Notes at any time at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  Cablevision contributed the net proceeds of approximately $735,000 from the issuance of the 2022 Notes to CSC Holdings, and CSC Holdings used those proceeds to (i) repurchase a portion

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

of 8.50% CSC Holdings Senior Notes Due June 2015 (the "2015 Notes") and a portion of the 8.50% CSC Holdings Senior Notes Due April 2014 (the "2014 Notes") in the tender offers commenced in September 2012 discussed below, (ii) make a $150,000 repayment on the then outstanding CSC Holdings Term B-2 extended loan facility, and (iii) for general corporate purposes.  In connection with the issuance of the 2022 Notes, the Company incurred deferred financing costs of approximately $16,195, which are being amortized to interest expense over the term of the 2022 Notes.  See discussion below regarding the repurchase of a portion of these notes in 2013.
Repurchases of Cablevision Senior Notes
In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its outstanding 2022 Notes. In October 2014, Cablevision repurchased with cash on hand an additional $9,200 aggregate principal amount of the 2022 Notes.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of debt of $934, net of fees, and a write-off approximately $1,436 of unamortized deferred financing costs associated with these notes. The notes repurchased in January 2014 were classified as a current liability on Cablevision's balance sheet at December 31, 2013.
In 2013, Cablevision repurchased with cash on hand $63,945 aggregate principal amount of its outstanding 2022 Notes.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of debt of $1,119 and a write-off approximately $517 of unamortized deferred financing costs associated with these notes.
Redemptions and Repurchases of CSC Holdings Senior Notes (tender prices per note in dollars)
In 2013, CSC Holdings redeemed (1) $204,937 aggregate principal amount of its outstanding 2014 Notes and (2) $91,543 aggregate principal amount of its outstanding 2015 Notes with cash on hand.  In connection with these redemptions, the Company recorded a loss on extinguishment of debt of $12,192, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $4,350 for the year ended December 31, 2013.
In September 2012, CSC Holdings commenced a cash tender offer for:  (1) its outstanding $120,543 aggregate principal amount of 2015 Notes for total consideration of $1,046.25 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, and (2) its outstanding $575,633 aggregate principal amount of 2014 Notes for total consideration of $1,113 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,083 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.  Holders that tendered their securities by September 26, 2012 ("Early Tender Date") received the total consideration.  Holders who tendered their securities after such time and by the October 11, 2012 expiration date ("Tender Expiration Date") received the tender offer consideration, which is the total consideration less the early tender premium.
The aggregate principal amount of the 2015 Notes and 2014 Notes that were tendered and repurchased on September 27, 2012 amounted to $29,000 and $370,696, respectively.  There were no additional securities tendered between the Early Tender Date and the Tender Expiration Date.  The tender premiums associated with the repurchase of the 2015 Notes and 2014 Notes of approximately $43,231, along with other transaction costs of $577, have been recorded in loss on extinguishment of debt for the year ended December 31, 2012.  In addition, unamortized deferred financing costs and discounts related to these notes aggregating approximately $16,997 were written-off in 2012.
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2014, including notes payable, collateralized indebtedness (see Note 10), and capital leases, during the next five years and thereafter, are as follows:

Years Ending December 31,	Cablevision (a)	CSC Holdings
2015	$558,368	$558,368
2016	1,007,576	1,007,576
2017	1,120,556	220,556
2018	2,286,755	1,536,755
2019	542,099	542,099
Thereafter	4,202,151	3,053,127

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)	Excludes the Cablevision senior notes held by Newsday Holdings.
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2014, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2014.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets at December 31, 2014 and December 31, 2013:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2014	Fair Value at December 31, 2013	Fair Value at December 31, 2014	Fair Value at December 31, 2013

Prepaid forward contracts	Current derivative contracts	$—	$—	$93,010	$99,577

Prepaid forward contracts	Long-term derivative contracts	7,317	3,385	9,207	47,370

		$7,317	$3,385	$102,217	$146,947
The following represents the impact of the Company's derivative instruments and location within the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Derivatives Not		Amount of Loss Recognized
Designated as Hedging	Location of Loss	Years Ended December 31,
Instruments	Recognized	2014	2013	2012

Interest rate swap contracts	Loss on interest rate swap contracts, net	$—	$—	$(1,828)

Prepaid forward contracts	Loss on equity derivative contracts, net	(45,055)	(198,688)	(211,335)

		$(45,055)	$(198,688)	$(213,163)
For the years ended December 31, 2014, 2013 and 2012, the Company recorded a gain on investments of $129,832, $313,251 and $293,599, respectively, representing the net increase in the fair values of all investment securities pledged as collateral for the period.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the years ended December 31, 2014 and 2013.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

	Years Ended December 31,
	2014	2013

Number of shares	8,069,934	13,407,684

Collateralized indebtedness settled	$(248,388)	$(307,763)
Derivative contracts settled	(93,717)	(200,246)
	(342,105)	(508,009)
Proceeds from new monetization contracts	416,621	569,561
Net cash receipt	$74,516	$61,552
In January 2015, the Company settled collateralized indebtedness relating to 2,668,875 Comcast shares by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast shares. Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of December 31, 2014 reflect the reclassification of $154,821 of investment securities pledged as collateral from a current asset to a long-term asset and $103,227 of collateralized indebtedness from a current liability to a long-term liability.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013:

At December 31, 2014
	Level I	Level II	Level III	Total
Assets:

Money market funds	$736,330	$—	$—	$736,330
Investment securities	132	—	—	132
Investment securities pledged as collateral	1,245,916	—	—	1,245,916
Prepaid forward contracts	—	7,317	—	7,317

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	—	102,217	—	102,217

At December 31, 2013
	Level I	Level II	Level III	Total
Assets:

Money market funds	$608,225	$—	$—	$608,225
Investment securities	138	—	—	138
Investment securities pledged as collateral	1,116,084	—	—	1,116,084
Prepaid forward contracts	—	3,385	—	3,385

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	—	146,947	—	146,947

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings (a)	Level II	$611,455	$680,587

Debt instruments:
Credit facility debt (b)	Level II	$2,780,649	$2,785,975
Collateralized indebtedness	Level II	986,183	957,803
Senior notes and debentures	Level II	3,062,126	3,368,875
Notes payable	Level II	23,911	23,682
CSC Holdings total debt instruments		6,852,869	7,136,335

Cablevision senior notes	Level II	2,793,741	3,048,387
Cablevision total debt instruments		$9,646,610	$10,184,722

		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings (a)	Level II	$611,455	$682,887

Debt instruments:
Credit facility debt (b)	Level II	$3,766,145	$3,776,760
Collateralized indebtedness	Level II	817,950	809,105
Senior notes and debentures	Level II	2,309,403	2,608,885
Notes payable	Level II	5,334	5,334
CSC Holdings total debt instruments		6,898,832	7,200,084

Cablevision senior notes	Level II	2,829,112	3,101,373
Cablevision total debt instruments		$9,727,944	$10,301,457

(a)	These notes are eliminated at the consolidated Cablevision level.

(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12.    INCOME TAXES
Cablevision
Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.
Income tax expense (benefit) attributable to Cablevision's continuing operations consists of the following components:

	Years Ended December 31,
	2014	2013	2012
Current expense (benefit):
Federal	$6,122	$(144)	$(3,493)
State	2,788	(3,510)	19,800
	8,910	(3,654)	16,307
Deferred expense (benefit):
Federal	135,873	69,258	48,441
State	23,906	198	(6,111)
	159,779	69,456	42,330
Tax benefit relating to uncertain tax positions, including accrued interest	(52,921)	(167)	(6,643)
Income tax expense	$115,768	$65,635	$51,994
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
Income tax expense attributable to discontinued operations for the year ended December 31, 2014 of $2,206 is comprised of current and deferred income tax expense of $108 and $2,098, respectively. Income tax expense attributable to discontinued operations for the year ended December 31, 2013 of $232,807 is comprised of current and deferred income tax expense of $18,120 and $214,687, respectively. Income tax expense attributable to discontinued operations for the year ended December 31, 2012 of $110,581 is comprised of current and deferred income tax expense of $5,340 and $105,241, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The income tax expense attributable to Cablevision's continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2014	2013	2012
Federal tax expense at statutory rate	$148,803	$67,536	$44,212
State income taxes, net of federal benefit	19,059	3,607	4,763
Changes in the valuation allowance	(344)	5,631	5,480
Changes in the state apportionment rates used to measure deferred taxes, net of federal benefit	(322)	(11,228)	2,273
Tax benefit relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(52,914)	(124)	(2,659)
Impact of New York State tax reform enacted on March 31, 2014	(2,050)	—	—
Impact of non-deductible officers' compensation	1,532	796	470
Other non-deductible expenses	3,697	3,628	3,363
Increase in the deferred tax asset for certain state tax loss carry forwards pursuant to LLC conversions of certain subsidiaries	—	—	(3,935)
Research credit	(2,634)	(3,739)	—
Tax benefit from exclusion of pretax income of an entity that is not consolidated for income tax purposes	—	—	(2,605)
Other, net	941	(472)	632
Income tax expense	$115,768	$65,635	$51,994
For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2014 and 2013 are as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2014	2013
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$144,833	$224,968
Compensation and benefit plans	74,220	44,629
Allowance for doubtful accounts	4,557	5,502
Other liabilities	4,909	13,389
Deferred tax asset	228,519	288,488
Valuation allowance	(3,496)	(6,988)
Net deferred tax asset, current	225,023	281,500

Investments	(159,475)	(97,565)
Prepaid expenses	(27,605)	(24,111)
Deferred tax liability, current	(187,080)	(121,676)

Net deferred tax asset, current	37,943	159,824

Noncurrent
NOLs and tax credit carry forwards	25,427	65,322
Compensation and benefit plans	99,076	106,595
Newsday Holdings and other partnership investments	123,243	132,384
Investments	22,294	—
Other	7,345	4,896
Deferred tax asset	277,385	309,197
Valuation allowance	(3,901)	(7,488)
Net deferred tax asset, noncurrent	273,484	301,709

Fixed assets and intangibles	(884,120)	(840,375)
Investments	—	(29,563)
Other	(452)	(1,827)
Deferred tax liability, noncurrent	(884,572)	(871,765)

Net deferred tax liability, noncurrent	(611,088)	(570,056)

Total net deferred tax liability	$(573,145)	$(410,232)
At December 31, 2014, Cablevision had consolidated federal net operating loss carry forwards ("NOLs") of $619,955 expiring on various dates from 2024 through 2031.  Cablevision has recorded a deferred tax asset related to $241,005 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $378,950 as this portion relates to 'windfall' deductions on share-based awards that have not yet been realized.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits are recorded as an increase to paid-in capital.  Cablevision realized excess tax benefit of $336 and $1,280 during the years ended December 31, 2014 and 2013, respectively, resulting in an increase to paid-in capital.
As of December 31, 2014, Cablevision has $39,919 of federal alternative minimum tax credit carry forwards which do not expire.
As of December 31, 2014, Cablevision has $14,818 of research credits, expiring in varying amounts from 2023 through 2034.
Subsequent to the utilization of Cablevision's NOLs and tax credit carry forwards, payments for income taxes are expected to increase significantly.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings
CSC Holdings and its 80% or more owned subsidiaries are included in the consolidated federal income tax returns of Cablevision.  The income tax provision for CSC Holdings is determined on a stand-alone basis for all periods presented as if CSC Holdings filed separate consolidated income tax returns.
Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2014	2013	2012
Current expense:
Federal	$189,609	$66,800	$47,250
State	46,573	21,579	39,561
	236,182	88,379	86,811
Deferred expense (benefit):
Federal	35,445	89,832	79,731
State	17,744	10,035	(7,352)
	53,189	99,867	72,379
Tax benefit relating to uncertain tax positions, including accrued interest	(52,921)	(167)	(6,643)
Income tax expense	$236,450	$188,079	$152,547

Income tax expense attributable to discontinued operations for the year ended December 31, 2014 of $2,206 is comprised of current income tax expense and deferred income tax benefit of $2,479 and $(273), respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2013 of $240,412 is comprised of current income tax expense and deferred income tax benefit of $299,353 and $(58,941), respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2012 of $110,581 is comprised of current and deferred income tax expense of $28,242 and $82,339, respectively.
In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings decreased the affiliate receivable due from Cablevision and increased the affiliate payable due to Cablevision by $230,786 in the aggregate, representing the estimated current income tax liability of CSC Holdings for the year ended December 31, 2014 as determined on a stand-alone basis, partially offset by an excess tax benefit realized of $4,978 and current income tax liabilities that are payable by CSC Holdings of $2,897.
The income tax expense attributable to CSC Holdings' continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Federal tax expense at statutory rate	$243,740	$167,098	$132,864
State income taxes, net of federal benefit	42,769	27,177	22,542
Changes in the valuation allowance	(382)	(101)	1,038
Changes in the state apportionment rates used to measure deferred taxes, net of federal benefit	379	(6,484)	1,188

Tax benefit relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(52,914)	(124)	(2,659)
Impact of New York State tax reform enacted on March 31, 2014	(1,502)	—	—
Impact of non-deductible officers' compensation, net	1,532	796	470
Other non-deductible expenses	3,697	3,628	3,363
Increase in the deferred tax asset for certain state tax loss carry forwards pursuant to LLC conversions of certain subsidiaries	—	—	(3,935)
Research credit	(2,634)	(3,739)	—
Tax benefit from exclusion of pretax income of an entity that is not consolidated for income tax purposes	—	—	(2,605)
Other, net	1,765	(172)	281
Income tax expense	$236,450	$188,079	$152,547

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2014 and 2013 are as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2014	2013
Deferred Tax Asset (Liability)
Current
Compensation and benefit plans	$74,220	$44,629
Allowance for doubtful accounts	4,557	5,502
Other liabilities	4,909	13,389
Deferred tax asset	83,686	63,520
Valuation allowance	(1,891)	(2,426)
Net deferred tax asset, current	81,795	61,094
Investments	(159,475)	(97,565)
Prepaid expenses	(27,605)	(24,111)
Deferred tax liability, current	(187,080)	(121,676)

Net deferred tax liability, current	(105,285)	(60,582)
Noncurrent
Tax credit carry forwards	11,702	20,137
Compensation and benefit plans	99,076	106,595
Newsday Holdings and other partnership investments	123,243	132,384
Investments	22,294	—
Other	7,345	4,896
Deferred tax asset	263,660	264,012
Valuation allowance	(5,454)	(10,084)
Net deferred tax asset, noncurrent	258,206	253,928

Fixed assets and intangibles	(884,120)	(840,375)
Investments	—	(29,563)
Other	(453)	(1,827)
Deferred tax liability, noncurrent	(884,573)	(871,765)

Net deferred tax liability, noncurrent	(626,367)	(617,837)

Total net deferred tax liability	$(731,652)	$(678,419)
CSC Holdings uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized with regard to 'windfall' deductions on share-based payment awards.  Upon realization, the excess tax benefits are recorded as an increase to member's equity.  On a stand-alone basis, CSC Holdings realized federal and state excess tax benefit of $4,978, $46,164 and $61,434 during the years ended December 31, 2014, 2013 and 2012, respectively.  Such excess tax benefit resulted in an increase to member's equity.
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
(Dollars in thousands, except share and per share amounts)

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2013	$57,407
Increases related to prior year tax positions	58
Decreases related to prior year tax positions	(53,460)
Increases related to current year tax positions	6
Balance at December 31, 2014	$4,011
As of December 31, 2014, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $2,608.
Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company's historical policy.  After considering the associated deferred tax benefit, interest expense (income) of $284, $107 and $(377) has been included in income tax expense attributable to continuing operations in the consolidated statements of income for 2014, 2013 and 2012, respectively.  At December 31, 2014, accrued interest on uncertain tax positions of $268 and $2,975 was included in accrued liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the City of New York.  The State of New York is presently auditing income tax returns for years 2006 through 2011.
Management does not believe that the resolution of the ongoing income tax examination described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.
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
The Company amended the Pension Plan and the Excess Cash Balance Plan to freeze participation and future benefit accruals effective December 31, 2013 for all Company employees except those covered by a collective bargaining relationship in Brooklyn.  Therefore, after December 31, 2013, no employee of the Company who was not already a participant became a participant in the plans and no further annual Pay Credits were made, except for employees covered by a collective bargaining relationship in Brooklyn.  Existing account balances under the plans continue to be credited with monthly interest in accordance with the terms of the plans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Plan Results for Defined Benefit Plans
Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2014 and 2013:

	December 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$433,916	$392,312
Service cost	774	45,346
Interest cost	18,040	14,128
Actuarial loss	9,006	5,282
Transfer of liabilities	—	(208)
Benefits paid	(30,890)	(22,944)
Projected benefit obligation at end of year	430,846	433,916

Change in plan assets:
Fair value of plan assets at beginning of year	268,610	290,836
Actual return (loss) on plan assets, net	11,687	(8,694)
Employer contributions	54,269	9,620
Transfer of assets	—	(208)
Benefits paid	(30,890)	(22,944)
Fair value of plan assets at end of year	303,676	268,610

Unfunded status at end of year	$(127,170)	$(165,306)
Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

	Defined Benefit Plans
Changes in plan assets and benefit obligations, before taxes:	2014	2013	2012
Unrecognized actuarial loss	$6,866	$21,842	$16,732
Tax expense (benefit)	(2,815)	(8,984)	(6,848)
	4,051	12,858	9,884

Amortization of actuarial losses, net included in net periodic benefit cost	(2,364)	(1,645)	(1,067)
Tax expense (benefit)	969	677	437
	(1,395)	(968)	(630)

Settlement loss included in net periodic benefit cost	(5,348)	—	—
Tax expense (benefit)	2,193	—	—
	(3,155)	—	—

Changes in plan assets and benefit obligations, net of taxes	$(499)	$11,890	$9,254
The accumulated benefit obligation for the Company's Defined Benefit Plans aggregated $430,846 and $433,916 at December 31, 2014 and 2013, respectively.
Approximately $2,239 of unrecognized actuarial losses recorded in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during 2015 relating to the Defined Benefit Plans.
The Company's net funded status relating to its defined benefit plans at December 31, 2014 and 2013 are as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	2014	2013
Defined Benefit Plans	$(127,170)	$(165,306)
Less: Current portion	6,526	2,494
Long-term defined benefit plan obligations	$(120,644)	$(162,812)

Components of the net periodic benefit cost, recorded primarily in selling, general and administrative expenses, for the Defined Benefit Plans for the years ended December 31, 2014, 2013 and 2012, are as follows:

	Years Ended December 31,
	2014	2013	2012

Service cost	$774	$45,346	$39,789
Interest cost	18,040	14,128	14,570
Expected return on plan assets, net	(9,548)	(7,866)	(9,127)
Recognized actuarial loss (reclassified from accumulated other comprehensive loss)	2,364	1,645	752
Settlement loss (reclassified from accumulated other comprehensive loss) (a)	5,348	—	315
Net periodic benefit cost	$16,978	$53,253	$46,299

(a)
As a result of benefit payments to terminated or retired individuals exceeding the service and interest costs for the Pension Plan and the Excess Cash Balance Pension Plan during 2014, the Company recognized a non-cash settlement loss that represented the acceleration of the recognition of a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheets relating to these plans.

Plan Assumptions for Defined Benefit Plans
Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2014	2013	2012	2014	2013
Discount rate (a)	4.24%	3.67%	4.32%	3.70%	4.56%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%	3.50%
Expected rate of return on plan assets (Pension Plan only)	4.53%	3.60%	3.76%	N/A	N/A

(a)
The discount rate of 4.24% in 2014 represents the average of the quarterly discount rates used to remeasure the Company's projected benefit obligation and net periodic benefit cost in connection with the recognition of settlement losses discussed above.

The discount rate used by the Company in calculating the net periodic benefit cost for the Cash Balance Plan and the Excess Cash Balance Plan was determined based on the expected future benefit payments for the plans and from the Towers Watson U.S. Rate Link:  40-90 Discount Rate Model. The model was developed by examining the yields on selected highly rated corporate bonds.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Pension Plan Assets and Investment Policy
The weighted average asset allocations of the Pension Plan at December 31, 2014 and 2013 were as follows:

	Plan Assets at December 31,
	2014	2013
Asset Class:
Mutual funds	39%	—%
Fixed income securities	58	88
Cash equivalents and other	3	12
	100%	100%
The Pension Plan's investment objectives reflect an overall low risk tolerance to stock market volatility.  This strategy allows for the Pension Plan to invest in portfolios that would obtain a rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Pension Plan. The investments held in the Pension Plan are readily marketable and can be sold to fund benefit payment obligations of the plan as they become payable.
Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee. The Committee considers recommendations based on asset/liability studies conducted by the external investment consultant who combines actuarial considerations, Pension Plan liabilities and strategic investment advice.  The major categories of the Pension Plan assets are cash equivalents and bonds which are marked-to-market on a daily basis.  Due to the Pension Plan's significant holdings in long-term government and non-government fixed income securities, the Pension Plan's assets are subjected to interest rate risk; specifically, a rising interest rate environment.  However, these assets are structured in an asset/liability framework.  Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the Pension Plan thus creating a hedge against rising interest rates.  Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability.  In addition, a portion of the Pension Plan's bond portfolio is invested in foreign debt securities where there could be foreign currency risks associated with them, as well as in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.
Investments at Estimated Fair Value
The fair values of the assets of the Pension Plan at December 31, 2014 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds	$119,543	$—	$—	$119,543
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	17,778	—	17,778
U.S. corporate debt	—	50,155	—	50,155
Government debt	—	10,239	—	10,239
U.S. Treasury securities	—	81,552	—	81,552
Asset-backed securities	—	17,610	—	17,610
Cash equivalents (a)	3,580	—	—	3,580
Total (b)	$123,123	$177,334	$—	$300,457

(a)	Represents an investment in a money market fund.

(b)	Excludes cash and net receivables relating to the sale of securities that were not settled as of December 31, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The fair values of the assets of the Pension Plan at December 31, 2013 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities held in a portfolio:
Foreign issued corporate debt	$—	$26,998	$—	$26,998
U.S. corporate debt	—	75,068	—	75,068
Government debt	—	11,993	—	11,993
U.S. Treasury securities	—	121,895	—	121,895
Cash equivalents (a)	8,444	29,019	—	37,463
Total (b)	$8,444	$264,973	$—	$273,417

(a)	A significant portion represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.

(b)	Excludes net payables relating to the purchase of securities that were not settled as of December 31, 2013.
Benefit Payments and Contributions for Defined Benefit Plans
The following benefit payments are expected to be paid:

2015	$41,115
2016	31,440
2017	28,690
2018	28,540
2019	27,820
2020-2024	132,360
Of the amounts expected to be paid in 2015, the Company has recorded approximately $6,500 as a current liability in its consolidated balance sheets at December 31, 2014, since this amount represents the aggregate benefit payment obligation payable in the next twelve months for the Company's nonqualified Excess Cash Balance Plan and CSC Supplemental Benefit Plan at December 31, 2014.
The Company currently expects to contribute approximately $25,000 to the Pension Plan in 2015.
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
Effective January 1, 2014, applicable employees of the Company are eligible for an enhanced employer matching contribution, as well as a year-end employer discretionary contribution to the Cablevision 401(k) Savings Plan and the Cablevision Excess Savings Plan.
The cost associated with these plans (including the enhanced employer matching and the discretionary contributions in 2014) was $65,725, $26,757 and $24,160 for the years ended December 31, 2014, 2013 and 2012, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of CNYG Class A common stock (subject to certain adjustments) under this plan.  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision's stockholders, each non-employee director will receive a number of restricted stock units for the number of shares of common stock equal to $150 divided by the fair value of a share of CNYG Class A stock based on the closing price on the date of grant.  In 2014 and 2013, Cablevision granted its non-employee directors an aggregate of 66,421 and 71,200 restricted stock units, respectively, which vested on the date of grant.  Total non-employee director restricted stock units outstanding as of December 31, 2014 were 434,596.
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
Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options granted in 2012 vested over a two year period in 50% annual increments and expire 10 years from the date of grant.  Performance based restricted stock awards are subject to three year cliff vesting subject to achievement of performance criteria.  Cablevision does not have any stock appreciation rights outstanding at December 31, 2014 and 2013.
Since share-based compensation expense is based on awards that are ultimately expected to vest, such compensation (which includes options, restricted stock, and stock appreciation rights) for the years ended December 31, 2014, 2013 and 2012 has been reduced for estimated forfeitures.  Forfeitures were estimated based primarily on historical experience.
The following table presents the share-based compensation expense including expenses related to AMC Networks share-based awards held by Company employees, recognized by the Company as selling, general and administrative expense for the years ended December 31, 2014, 2013 and 2012:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Stock options (including performance based options)	$7,573	$17,560	$29,849
Restricted shares	36,411	35,155	30,797
Share-based compensation related to equity classified awards	43,984	52,715	60,646

Stock appreciation rights	—	—	59
Total share-based compensation	$43,984	$52,715	$60,705
An income tax benefit of $17,801, $21,682 and $24,747 was recognized in continuing operations resulting from share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Cablevision uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits.  Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to share-based compensation expense for such awards. Cablevision realized an excess tax benefit of $336 and $1,280 for the years ended December 31, 2014 and 2013, respectively, and did not realize excess tax benefit for the year ended December 31, 2012.  CSC Holdings recorded an excess tax benefit of $4,978, $46,164 and $61,434 for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $55,355, $18,120 and $18,722, respectively.
Valuation Assumptions - Stock Options
Cablevision calculates the fair value of each option award on the date of grant.  Cablevision's computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules, or by using the simplified method (the average of the vesting period and option term), if applicable.  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.   Cablevision's computation of expected volatility is based on historical volatility of its common stock.
In the first quarter of 2014 and 2013, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  In the first quarter of 2012, Cablevision granted options that vested over a two year period in 50% annual increments based on the achievement of certain performance criteria and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the AMC Networks Distribution and the MSG Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment).  Cablevision's computation of expected volatility is based on historical volatility of its common stock.
The following assumptions were used to calculate the fair values of stock option awards granted in the first quarter of 2014, 2013 and 2012:

	2014	2013	2012

Risk-free interest rate	2.12%	1.25%	1.14%

Expected life (in years)	6.5	6.5	5.75

Dividend yield	3.79%	3.86%	3.52%

Volatility	42.80%	42.31%	43.20%

Grant date fair value	$5.27	$3.96	$4.06

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Share-Based Payment Award Activity
The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2014:

	Shares Under Option
	Time Vesting Options	Performance Based Vesting Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance, December 31, 2013	4,514,479	10,639,125	$13.20	7.21	$71,823
Granted	2,000,000	—	17.64
Exercised	(1,416,813)	(3,005,625)	11.74

Balance, December 31, 2014	5,097,666	7,633,500	$14.41	7.17	$79,347

Options exercisable at December 31, 2014	1,097,666	7,633,500	$13.76	6.48	$60,027

Options expected to vest in the future	4,000,000	—	$15.81	8.68	$19,320

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2014 or December 31, 2013, as indicated, and December 31, 2014 in the case of the options exercisable and options expected to vest in the future.

In addition, as of December 31, 2014, AMC Networks and Madison Square Garden employees held a total of 143,666 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.
For the year ended December 31, 2014, the aggregate intrinsic value of options exercised under Cablevision's stock option plans was $34,409 determined as of the date of option exercise, as applicable.  When an option is exercised, Cablevision issues new shares of stock.
The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the year ended December 31, 2014:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2013	4,670,513	1,534,700	$15.89
Granted	2,164,270	737,200	17.66
Vested	(652,556)	(236,600)	25.94
Awards forfeited	(867,357)	—	15.16

Unvested award balance, December 31, 2014	5,314,870	2,035,300	15.46
During the year ended December 31, 2014, 889,156 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 365,130 of these shares, with an aggregate value of $6,608, were surrendered to the Company.  During the year ended December 31, 2013, 2,073,066 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

taxes 865,307 of these shares, with an aggregate value of $12,262 were surrendered to the Company.  These acquired shares have been classified as treasury stock.
As of December 31, 2014, there was $55,529 of total unrecognized compensation cost related to Cablevision's unvested options and restricted shares granted under Cablevision's stock plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.
Long-Term Incentive Plans
In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision's stockholders at its annual stockholders meeting in May 2006.
In connection with the long-term incentive awards outstanding, the Company has recorded expenses of $43,892, $24,596 and $10,167 for the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014, the Company had accrued $42,653 for performance based awards for which the performance criteria had not yet been met as of December 31, 2014 as such awards are based on achievement of certain performance criteria through December 31, 2016.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance based awards. In 2012, the Company reversed certain accruals related to awards with performance criteria through 2013 that was not expected to be achieved.
NOTE 15.    RELATED PARTY TRANSACTIONS
Cablevision is controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).  Members of the Dolan Family are also the controlling stockholders of both AMC Networks and Madison Square Garden.
The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2014	2013	2012

Revenues, net	$1,841	$2,483	$3,246

Operating expenses:
Technical expenses, net of credits	$21,785	$22,963	$22,751

Selling, general and administrative expenses (credits):
General and administrative expense allocations	(584)	(1,458)	1,777
Other	—	(407)	(454)
Selling, general and administrative expenses (credits), subtotal	(584)	(1,865)	1,323

Operating expenses, net	21,201	21,098	24,074
Net charges	$19,360	$18,615	$20,828
The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ending December 31,
	2014	2013	2012

Revenues, net	$3,234	$3,103	$2,538

Operating expenses:
Technical expenses, net of credits	$157,359	$156,028	$158,622

Selling, general and administrative expenses (credits):
General and administrative expense allocations	(3,176)	(2,282)	(2,755)
Other	7,638	7,133	5,046
Selling, general and administrative expenses, subtotal	4,462	4,851	2,291
Operating expenses, net	161,821	160,879	160,913

Net charges	$158,587	$157,776	$158,375
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
Technical Expenses
Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services (through June 30, 2014), as well as for AMC, WE tv, IFC, Sundance Channel and BBC America (beginning in the fourth quarter of 2014) on Cablevision's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.
Selling, General and Administrative Expenses (Credits)
General and Administrative Expense Allocations
Amounts included in the tables above represent allocations to Madison Square Garden and AMC Networks for services performed by the Company on their behalf.  Amounts also include charges to the Company for services performed or paid by the affiliate on the Company's behalf.
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
Transactions with Other Affiliates
During 2014, 2013 and 2012, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, the Dolan Family.  All costs incurred on behalf of these related parties are reimbursed to the Company.
Aggregate amounts due from and due to AMC Networks, Madison Square Garden and other affiliates at December 31, 2014 and 2013 are summarized below:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Cablevision	December 31,
	2014	2013
Amounts due from affiliates	$1,732	$1,520
Amounts due to affiliates	29,651	30,941

CSC Holdings	December 31,
	2014	2013
Amounts due from affiliates (principally Cablevision)	$1,694	$115,538
Amounts due to affiliates (principally Cablevision)	135,636	30,887
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2014 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$6,713,424	$1,929,472	$3,241,297	$1,407,306	$135,349
Guarantees (b)	22,252	18,652	3,590	10	—
Letters of credit (c)	71,661	10,080	2,086	59,495	—
Total	$6,807,337	$1,958,204	$3,246,973	$1,466,811	$135,349

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers and minimum purchase obligations to purchase goods or services.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2014 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2014.

(b)
Includes franchise and performance surety bonds primarily for the Company's Cable segment.  Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations in connection with the monetization of the Company's holdings of shares of Comcast common stock.  Does not include CSC Holdings' guarantee of Newsday's obligations under its $480,000 senior secured loan facility.  Payments due by period for these arrangements represent the year in which the commitment expires.

(c)
Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Cable segment.  Payments due by period for these arrangements represent the year in which the commitment expires.

At any time after the thirteenth anniversary of the closing (which occurred on July 29, 2008) of the Newsday acquisition and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings at the fair value of the interest at that time.  The table above does not include any future payments that would be required upon the exercise of this put right.
Many of the Company's franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements.  The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes. Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief. On September 23, 2011, the Company filed a motion to dismiss the third amended complaint. On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed. Cablevision's answer to the third amended complaint was filed on February 13, 2012. Discovery is proceeding. On January 9, 2015, plaintiffs filed a motion for class certification. The return date for the motion is May 15, 2015. The Company believes that these claims are without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of the lawsuit or reasonably estimate a range of possible loss.

In re Cablevision Consumer Litigation: Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems. On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees. On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed. On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract. The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment. On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment. On May 5, 2014, the Court directed that expert discovery commence. Expert discovery is proceeding. On May 30, 2014, the Court approved the form of class notice, and on October 7, 2014, approved the class notice distribution plan. The class notice distribution has been completed, and the opt-out period expires on February 27, 2015. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
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
Other Litigation
Friedman v. Charles Dolan, et al.: On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee. The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012. The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees. Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer. The motions to dismiss filed by the individual defendants have been fully briefed. Oral argument took place on January 23, 2015. A decision by the Court is pending. On February 10, 2015, the Court

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

approved a stipulation of the parties agreeing to the substitution of Julie Friedman as plaintiff in place of Livingston who sold his shares in the Company and therefore no longer has standing. The Company does not believe that this lawsuit will have a material adverse effect on results of operations or the financial position of the Company.
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

	Years Ended December 31,
	2014	2013	2012
Revenues, net from continuing operations
Cable	$5,784,945	$5,576,011	$5,479,108
Lightpath	352,964	332,609	323,776
Other	361,305	362,020	369,290
Inter-segment eliminations (a)	(38,268)	(38,488)	(40,499)
	$6,460,946	$6,232,152	$6,131,675

Inter-segment revenues

Cable	$1,883	$1,788	$1,728
Lightpath	17,818	18,014	19,794
Other	18,567	18,686	18,977
	$38,268	$38,488	$40,499

Adjusted operating cash flow (deficit) from continuing operations
Cable	$1,833,577	$1,739,529	$1,798,041
Lightpath	157,516	146,208	135,409
Other	(156,869)	(201,101)	(196,692)
	$1,834,224	$1,684,636	$1,736,758

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Depreciation and amortization (including impairments) included in continuing operations
Cable (b)	$(739,559)	$(743,431)	$(742,681)
Lightpath (b)	(83,589)	(82,208)	(87,768)
Other (c)	(43,354)	(83,508)	(77,326)
	$(866,502)	$(909,147)	$(907,775)

Share-based compensation expense included in continuing operations
Cable	$(29,895)	$(32,353)	$(38,357)
Lightpath	(5,347)	(6,757)	(7,188)
Other	(8,742)	(13,605)	(15,160)
	$(43,984)	$(52,715)	$(60,705)

Restructuring credits (expense) included in continuing operations
Cable	$19	$(11,283)	$—
Lightpath	(285)	(1,558)	—
Other	(2,214)	(10,709)	770
	$(2,480)	$(23,550)	$770

Operating income (loss) from continuing operations
Cable	$1,064,142	$952,462	$1,017,003
Lightpath	68,295	55,685	40,453
Other	(211,179)	(308,923)	(288,408)
	$921,258	$699,224	$769,048

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services and voice services to the Company's Cable segment.

(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.

(c)	The 2013 amount includes a reduction of depreciation expense related to prior years of $10,690.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For the years ended December 31, 2014, 2013 and 2012, Cable segment revenue was derived from the following sources:

	Years Ended December 31,
	2014	2013	2012

Video (including equipment rental, DVR, franchise fees, video-on-demand, and pay-per-view)	$3,187,245	$3,149,702	$3,166,486
High-speed data	1,416,328	1,342,627	1,222,266
Voice	910,653	841,048	841,701
Advertising	163,596	147,875	151,847
Other (including installation, advertising sales commissions, home shopping, and other products)	107,123	94,759	96,808
	$5,784,945	$5,576,011	$5,479,108
A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Years Ended December 31,
	2014	2013	2012

Operating income for reportable segments	$921,258	$699,224	$769,048

Items excluded from operating income:
CSC Holdings interest expense	(353,288)	(374,430)	(466,776)
CSC Holdings interest income	403	423	914
CSC Holdings intercompany interest income	48,054	58,435	59,079
Gain on sale of affiliate interests	—	—	716
Gain on investments, net	129,659	313,167	294,235
Loss on equity derivative contracts, net	(45,055)	(198,688)	(211,335)
Loss on interest rate swap contracts, net	—	—	(1,828)
Loss on extinguishment of debt and write-off of deferred financing costs	(9,618)	(23,144)	(66,213)
Miscellaneous, net	4,988	2,436	1,770
CSC Holdings income from continuing operations before income taxes	696,401	477,423	379,610
Cablevision interest expense	(222,712)	(226,672)	(194,276)
Intercompany interest expense	(48,054)	(58,435)	(59,079)
Cablevision interest income	17	42	64
Write-off of deferred financing costs, net of gain on extinguishment of debt	(502)	602	—
Cablevision income from continuing operations before income taxes	$425,150	$192,960	$126,319
The following table summarizes the Company's capital expenditures by reportable segment for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Capital Expenditures
Cable	$743,524	$806,678	$850,061
Lightpath	109,749	111,830	93,460
Other	38,405	33,171	48,065
	$891,678	$951,679	$991,586

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

All revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.
NOTE 18.    INTERIM FINANCIAL INFORMATION (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2014 and 2013:

	Cablevision
2014:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total 2014

Revenues, net	$1,575,586	$1,628,137	$1,626,187	$1,631,036	$6,460,946
Operating expenses	(1,368,503)	(1,372,244)	(1,373,741)	(1,425,200)	(5,539,688)
Operating income	$207,083	$255,893	$252,446	$205,836	$921,258

Income from continuing operations, net of income taxes	$90,134	$91,028	$71,901	$56,319	$309,382
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	89,700	94,538	71,822	56,144	312,204
Net loss (income) attributable to noncontrolling interests	63	(328)	(331)	(169)	(765)
Net income attributable to Cablevision Systems Corporation stockholders	$89,763	$94,210	$71,491	$55,975	$311,439

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.34	$0.34	$0.27	$0.21	$1.17
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$—	$0.01
Net income	$0.34	$0.36	$0.27	$0.21	$1.18

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.34	$0.34	$0.26	$0.20	$1.14
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$—	$0.01
Net income	$0.33	$0.35	$0.26	$0.20	$1.15

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$90,197	$90,700	$71,570	$56,150	$308,617
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	$89,763	$94,210	$71,491	$55,975	$311,439

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Cablevision
2013:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total 2013
Revenues, net	$1,511,228	$1,569,619	$1,567,837	$1,583,468	$6,232,152
Operating expenses	(1,403,841)	(1,371,856)	(1,342,410)	(1,414,821)	(5,532,928)
Operating income	$107,387	$197,763	$225,427	$168,647	$699,224

Income (loss) from continuing operations, net of income taxes	$(7,133)	$28,222	$59,748	$46,488	$127,325
Income (loss) from discontinued operations, net of income taxes	(9,265)	107,495	235,286	4,800	338,316
Net income (loss)	(16,398)	135,717	295,034	51,288	465,641
Net loss (income) attributable to noncontrolling interests	257	(358)	(433)	554	20
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(16,141)	$135,359	$294,601	$51,842	$465,661

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders (a):
Income (loss) from continuing operations, net of income taxes	$(0.03)	$0.11	$0.23	$0.18	$0.49
Income (loss) from discontinued operations, net of income taxes	$(0.04)	$0.41	$0.90	$0.02	$1.30
Net income (loss)	$(0.06)	$0.52	$1.13	$0.20	$1.79

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders (a):
Income (loss) from continuing operations, net of income taxes	$(0.03)	$0.11	$0.22	$0.18	$0.48
Income (loss) from discontinued operations, net of income taxes	$(0.04)	$0.41	$0.88	$0.02	$1.27
Net income (loss)	$(0.06)	$0.51	$1.10	$0.19	$1.75

Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$(6,876)	$27,864	$59,315	$47,042	$127,345
Income (loss) from discontinued operations, net of income taxes	(9,265)	107,495	235,286	4,800	338,316
Net income (loss)	$(16,141)	$135,359	$294,601	$51,842	$465,661

(a)
Since Cablevision generated a loss from continuing operations for the three months ended March 31, 2013, the outstanding common stock equivalents were excluded from the computation of net loss per share for the respective period as the impact would be anti-dilutive.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	CSC Holdings
2014:	March 31,	June 30,	September 30,	December 31,	Total
	2014	2014	2014	2014	2014
Revenues, net	$1,575,586	$1,628,137	$1,626,187	$1,631,036	$6,460,946
Operating expenses	(1,368,503)	(1,372,244)	(1,373,741)	(1,425,200)	(5,539,688)
Operating income	$207,083	$255,893	$252,446	$205,836	$921,258

Income from continuing operations, net of income taxes	$129,755	$129,321	$109,399	$91,476	$459,951
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	129,321	132,831	109,320	91,301	462,773
Net loss (income) attributable to noncontrolling interests	63	(328)	(331)	(169)	(765)
Net income attributable to CSC Holdings, LLC sole member	$129,384	$132,503	$108,989	$91,132	$462,008

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$129,818	$128,993	$109,068	$91,307	$459,186
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	$129,384	$132,503	$108,989	$91,132	$462,008

	CSC Holdings
2013:	March 31,	June 30,	September 30,	December 31,	Total
	2013	2013	2013	2013	2013
Revenues, net	$1,511,228	$1,569,619	$1,567,837	$1,583,468	$6,232,152
Operating expenses	(1,403,841)	(1,371,856)	(1,342,410)	(1,414,821)	(5,532,928)
Operating income	$107,387	$197,763	$225,427	$168,647	$699,224

Income from continuing operations, net of income taxes	$33,955	$70,049	$98,051	$87,289	$289,344
Income (loss) from discontinued operations, net of income taxes	(9,265)	106,492	235,682	(2,198)	330,711
Net income	24,690	176,541	333,733	85,091	620,055
Net loss (income) attributable to noncontrolling interests	257	(358)	(433)	554	20
Net income attributable to CSC Holdings, LLC sole member	$24,947	$176,183	$333,300	$85,645	$620,075

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$34,212	$69,691	$97,618	$87,843	$289,364
Income (loss) from discontinued operations, net of income taxes	(9,265)	106,492	235,682	(2,198)	330,711
Net income	$24,947	$176,183	$333,300	$85,645	$620,075

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

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
The table above summarizes incremental costs and service outage credits and therefore does not include various other negative financial impacts to the Company's business resulting from Superstorm Sandy, including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancellations.
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' revolving loan facility, which would be distributed to Cablevision.
During the years ended December 31, 2014 and 2013, Cablevision did not repurchase any shares of CNYG Class A common stock.  Since inception through December 31, 2014, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of December 31, 2014, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.
NOTE 20.    SUBSEQUENT EVENTS
On February 24, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 16, 2015.