Form 10-Q
period 2015-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2015-05-04
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒
Number of shares of common stock outstanding as of April 30, 2015:

Cablevision NY Group Class A Common Stock -	221,448,607
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479
CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2015 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company", "we", "us" or "our").
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

•	demand for our video, high-speed data and voice services, which is impacted by competition from other services and changes in technology and consumer expectations and behavior;

•	the level of our expenses, including the cost of programming;

•	the level of our capital expenditures;

•	changes in the laws or regulations under which we operate;

•	general economic conditions in the areas in which we operate;

•	the state of the market for debt securities and bank loans;

•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

•	market demand for new services;

•	demand for advertising on our cable television systems;

•	industry conditions;

•	the outcome of litigation and other proceedings, including the matters described in Note 12 of the combined notes to our condensed consolidated financial statements;

•	future acquisitions and dispositions of assets;

•
the tax-free treatment of the MSG Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company) and the AMC Networks Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc);

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

Item 1.	Financial Statements
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$884,422	$850,413
Accounts receivable, trade (less allowance for doubtful accounts of $11,224 and $12,112)	249,852	277,526
Prepaid expenses and other current assets	159,306	140,094
Amounts due from affiliates	1,084	1,732
Deferred tax asset	41,628	37,943
Investment securities pledged as collateral	452,134	622,958
Total current assets	1,788,426	1,930,666

Property, plant and equipment, net of accumulated depreciation of $9,543,360 and $9,454,315	2,954,073	3,025,747
Investment securities pledged as collateral	760,707	622,958
Derivative contracts	25,497	7,317
Other assets	38,675	44,505
Amortizable intangible assets, net of accumulated amortization of $61,438 and $60,018	41,083	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $63,106 and $58,651	88,954	93,409
	$6,701,203	$6,765,171

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except share amounts) (Unaudited)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$419,996	$431,761
Accrued liabilities	534,588	584,446
Amounts due to affiliates	31,120	29,651
Deferred revenue	54,993	52,932
Liabilities under derivative contracts	53,249	93,010
Credit facility debt	259,813	61,849
Collateralized indebtedness	353,465	466,335
Capital lease obligations	17,407	17,216
Notes payable	12,978	12,968
Total current liabilities	1,737,609	1,750,168
Deferred revenue	4,509	4,701
Liabilities under derivative contracts	5,093	9,207
Other liabilities	249,700	287,367
Deferred tax liability	651,174	611,088
Credit facility debt	2,505,617	2,718,800
Collateralized indebtedness	679,575	519,848
Capital lease obligations	25,500	29,196
Notes payable	8,004	10,943
Senior notes and debentures	5,857,019	5,855,867
Total liabilities	11,723,800	11,797,185
Commitments and contingencies
Redeemable noncontrolling interests	8,830	8,676
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 302,828,479 and 300,342,849 shares issued and 221,567,532 and 220,219,935 shares outstanding	3,028	3,003
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	796,268	823,103
Accumulated deficit	(4,190,227)	(4,234,860)
	(3,390,390)	(3,408,213)
Treasury stock, at cost (81,260,947 and 80,122,914 CNYG Class A common shares)	(1,609,124)	(1,591,021)
Accumulated other comprehensive loss	(32,248)	(42,235)
Total stockholders' deficiency	(5,031,762)	(5,041,469)
Noncontrolling interest	335	779
Total deficiency	(5,031,427)	(5,040,690)
	$6,701,203	$6,765,171
See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months Ended March 31, 2015 and 2014 (In thousands, except per share amounts) (Unaudited)

	2015	2014
Revenues, net (including revenues, net from affiliates of $1,191, and $1,324, respectively) (See Note 14)	$1,614,771	$1,575,586
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including net charges from affiliates of $44,937, and $46,068, respectively) (See Note 14)	795,888	772,983
Selling, general and administrative (including net charges from affiliates of $1,928 and $1,302, respectively) (See Note 14)	376,764	380,220
Restructuring expense (credits)	(532)	1,015
Depreciation and amortization	218,900	214,285
	1,391,020	1,368,503
Operating income	223,751	207,083
Other income (expense):
Interest expense, net	(145,012)	(140,882)
Loss on investments, net	(33,071)	(41,775)
Gain on equity derivative contracts, net	46,166	38,649
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	(611)
Miscellaneous, net	1,007	731
	(130,910)	(143,888)
Income from continuing operations before income taxes	92,841	63,195
Income tax benefit (expense)	(37,940)	26,939
Income from continuing operations, net of income taxes	54,901	90,134
Loss from discontinued operations, net of income taxes	(10,502)	(434)
Net income	44,399	89,700
Net loss attributable to noncontrolling interests	234	63
Net income attributable to Cablevision Systems Corporation stockholders	$44,633	$89,763
Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.21	$0.34
Loss from discontinued operations, net of income taxes	$(0.04)	$—
Net income	$0.17	$0.34
Basic weighted average common shares (in thousands)	267,919	262,328
Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.20	$0.34
Loss from discontinued operations, net of income taxes	$(0.04)	$—
Net income	$0.16	$0.33
Diluted weighted average common shares (in thousands)	274,370	268,224
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$55,135	$90,197
Loss from discontinued operations, net of income taxes	(10,502)	(434)
Net income	$44,633	$89,763
Cash dividends declared per share of common stock	$0.15	$0.15
See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended March 31, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Net income	$44,399	$89,700
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	15,408	(10,577)
Applicable income taxes	(6,317)	4,333
Unrecognized income (loss) arising during period, net of taxes	9,091	(6,244)

Amortization of actuarial losses, net included in net periodic benefit cost	565	559
Applicable income taxes	(232)	(229)
Amortization of actuarial losses, net included in net periodic benefit cost, net of taxes	333	330

Settlement loss included in net periodic benefit cost	954	1,846
Applicable income taxes	(391)	(756)
Settlement loss included in net periodic benefit cost, net of taxes	563	1,090
Other comprehensive income (loss)	9,987	(4,824)

Comprehensive income	54,386	84,876
Comprehensive loss attributable to noncontrolling interests	234	63
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$54,620	$84,939

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$44,399	$89,700
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	10,502	434
Depreciation and amortization	218,900	214,285
Loss on investments, net	33,071	41,775
Gain on equity derivative contracts, net	(46,166)	(38,649)
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	611
Amortization of deferred financing costs and discounts on indebtedness	5,858	5,677
Share-based compensation expense related to equity classified awards	11,911	11,906
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	1,519	2,405
Deferred income taxes	36,759	23,227
Provision for doubtful accounts	7,581	8,361
Excess tax benefit related to share-based awards	(275)	(488)
Changes in other assets and liabilities	(108,725)	(75,562)
Net cash provided by operating activities	215,334	283,682
Cash flows from investing activities:
Capital expenditures	(166,631)	(186,075)
Proceeds related to sale of equipment, including costs of disposal	595	2,294
Increase in other investments	(207)	(292)
Additions to other intangible assets	(6,622)	(588)
Net cash used in investing activities	(172,865)	(184,661)
Cash flows from financing activities:
Repayment of credit facility debt	(15,462)	(5,875)
Repayment of notes payable	—	(1,736)
Repurchase of senior notes, including premiums and fees	—	(27,173)
Proceeds from collateralized indebtedness	150,084	—
Repayment of collateralized indebtedness and related derivative contracts	(119,116)	—
Proceeds from stock option exercises	2,552	12,613
Dividend distributions to common stockholders	(3,925)	(1,548)
Principal payments on capital lease obligations	(4,484)	(3,236)
Deemed repurchases of restricted stock	(18,101)	(6,516)
Distributions to noncontrolling interests, net	(258)	—
Excess tax benefit related to share-based awards	275	488
Net cash used in financing activities	(8,435)	(32,983)
Net increase in cash and cash equivalents from continuing operations	34,034	66,038
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	5	(177)
Net cash provided by (used in) investing activities	(30)	37
Net decrease in cash and cash equivalents from discontinued operations	(25)	(140)
Cash and cash equivalents at beginning of year	850,413	702,224
Cash and cash equivalents at end of period	$884,422	$768,122
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$862,910	$813,396
Accounts receivable, trade (less allowance for doubtful accounts of $11,224 and $12,112)	249,852	277,526
Prepaid expenses and other current assets	153,770	131,891
Amounts due from affiliates	1,055	1,694
Investment securities pledged as collateral	452,134	622,958
Total current assets	1,719,721	1,847,465
Property, plant and equipment, net of accumulated depreciation of $9,543,360 and $9,454,315	2,954,073	3,025,747
Investment securities pledged as collateral	760,707	622,958
Derivative contracts	25,497	7,317
Other assets	38,675	44,505
Amortizable intangible assets, net of accumulated amortization of $61,438 and $60,018	41,083	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $35,718 and $32,983	56,735	59,470
	$6,600,279	$6,648,031
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except membership unit amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND MEMBER DEFICIENCY
Current Liabilities:
Accounts payable	$419,996	$431,761
Accrued liabilities	440,705	525,774
Amounts due to affiliates	172,051	135,636
Deferred tax liability	78,618	105,285
Deferred revenue	54,993	52,932
Liabilities under derivative contracts	53,249	93,010
Credit facility debt	259,813	61,849
Collateralized indebtedness	353,465	466,335
Capital lease obligations	17,407	17,216
Notes payable	12,978	12,968
Total current liabilities	1,863,275	1,902,766
Deferred revenue	4,509	4,701
Liabilities under derivative contracts	5,093	9,207
Other liabilities	247,256	282,920
Deferred tax liability	667,946	626,367
Credit facility debt	2,505,617	2,718,800
Collateralized indebtedness	679,575	519,848
Capital lease obligations	25,500	29,196
Notes payable	8,004	10,943
Senior notes and debentures	3,062,844	3,062,126
Total liabilities	9,069,619	9,166,874
Commitments and contingencies
Redeemable noncontrolling interests	8,830	8,676
Member's Deficiency:
Accumulated deficit	(1,941,397)	(2,024,065)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	106,595	149,457
	(2,446,257)	(2,486,063)
Accumulated other comprehensive loss	(32,248)	(42,235)
Total member's deficiency	(2,478,505)	(2,528,298)
Noncontrolling interest	335	779
Total deficiency	(2,478,170)	(2,527,519)
	$6,600,279	$6,648,031
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Revenues, net (including revenues, net from affiliates of $1,191 and $1,324, respectively) (See Note 14)	$1,614,771	$1,575,586
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including net charges from affiliates of $44,937 and $46,068, respectively) (See Note 14)	795,888	772,983
Selling, general and administrative (including net charges from affiliates of $1,928 and $1,302, respectively) (See Note 14)	376,764	380,220
Restructuring expense (credits)	(532)	1,015
Depreciation and amortization	218,900	214,285
	1,391,020	1,368,503
Operating income	223,751	207,083
Other income (expense):
Interest expense	(89,552)	(85,220)
Interest income	12,177	12,085
Loss on investments, net	(33,071)	(41,775)
Gain on equity derivative contracts, net	46,166	38,649
Miscellaneous, net	1,007	731
	(63,273)	(75,530)
Income from continuing operations before income taxes	160,478	131,553
Income tax expense	(67,542)	(1,798)
Income from continuing operations, net of income taxes	92,936	129,755
Loss from discontinued operations, net of income taxes	(10,502)	(434)
Net income	82,434	129,321
Net loss attributable to noncontrolling interests	234	63
Net income attributable to CSC Holdings, LLC's sole member	$82,668	$129,384

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$93,170	$129,818
Loss from discontinued operations, net of income taxes	(10,502)	(434)
Net income	$82,668	$129,384

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Net income	$82,434	$129,321
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	15,408	(10,577)
Applicable income taxes	(6,317)	4,333
Unrecognized income (loss) arising during period, net of taxes	9,091	(6,244)

Amortization of actuarial losses, net included in net periodic benefit cost	565	559
Applicable income taxes	(232)	(229)
Amortization of actuarial losses, net included in net periodic benefit cost, net of taxes	333	330

Settlement loss included in net periodic benefit cost	954	1,846
Applicable income taxes	(391)	(756)
Settlement loss included in net periodic benefit cost, net of taxes	563	1,090
Other comprehensive income (loss)	9,987	(4,824)
Comprehensive income	92,421	124,497
Comprehensive loss attributable to noncontrolling interests	234	63
Comprehensive income attributable to CSC Holdings, LLC's sole member	$92,655	$124,560

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$82,434	$129,321
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	10,502	434
Depreciation and amortization	218,900	214,285
Loss on investments, net	33,071	41,775
Gain on equity derivative contracts, net	(46,166)	(38,649)
Amortization of deferred financing costs and discounts on indebtedness	3,704	3,672
Share-based compensation expense related to Cablevision equity classified awards	11,911	11,906
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	1,519	2,405
Deferred income taxes	15,270	(4,325)
Provision for doubtful accounts	7,581	8,361
Excess tax benefit related to share-based awards	(5,641)	(1,703)
Changes in other assets and liabilities	(66,774)	(29,467)
Net cash provided by operating activities	266,311	338,015
Cash flows from investing activities:
Capital expenditures	(166,631)	(186,075)
Proceeds related to sale of equipment, including costs of disposal	595	2,294
Increase in other investments	(207)	(292)
Additions to other intangible assets	(6,622)	(588)
Net cash used in investing activities	(172,865)	(184,661)
Cash flows from financing activities:
Repayment of credit facility debt	(15,462)	(5,875)
Repayment of notes payable	—	(1,736)
Proceeds from collateralized indebtedness	150,084	—
Repayment of collateralized indebtedness and related derivative contracts	(119,116)	—
Distributions to Cablevision	(60,312)	(66,148)
Principal payments on capital lease obligations	(4,484)	(3,236)
Distributions to noncontrolling interests, net	(258)	—
Excess tax benefit related to share-based awards	5,641	1,703
Net cash used in financing activities	(43,907)	(75,292)
Net increase in cash and cash equivalents from continuing operations	49,539	78,062
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	5	(177)
Net cash provided by (used in) investing activities	(30)	37
Net decrease in cash and cash equivalents from discontinued operations	(25)	(140)
Cash and cash equivalents at beginning of year	813,396	651,058
Cash and cash equivalents at end of period	$862,910	$728,980
See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS
Cablevision Systems Corporation ("Cablevision"), through its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") owns and operates cable systems and owns companies that provide regional news, local programming and advertising sales services for the cable television industry, provide Ethernet-based data, Internet, voice and video transport and managed services to the business market, and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments: (1) Cable, consisting principally of its video, high-speed data, and Voice over Internet Protocol ("VoIP") operations, (2) Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.

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
The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
The financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions: Cablevision has $2,794,175 of senior notes outstanding at March 31, 2015 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC ("Newsday Holdings")) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings, which is eliminated in Cablevision's results of operations.
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
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2015.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Recently Adopted Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU No. 2014-08 change the criteria for reporting discontinued operations while enhancing certain disclosures.  Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be presented as discontinued operations.  In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations.  ASU No. 2014-08 was adopted by the Company on January 1, 2015 and did not have any impact on the Company's consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Pronouncement
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. ASU No. 2014-09 would become effective for the Company on January 1, 2017. In April 2015, the FASB proposed deferring the effective date by one year so that ASU No. 2014-09 would become effective for the Company on January 1, 2018. The FASB also proposed permitting early adoption of the ASU No. 2014-09, but not before the original effective date for the Company of January 1, 2017. The Company has not yet completed the evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 becomes effective for the Company on January 1, 2016 and will be applied on a retrospective basis.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for the Company on January 1, 2016 with early adoption permitted. The Company can elect to adopt ASU 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2015-05 will have on its consolidated financial statements.

NOTE 3.	DIVIDENDS
On February 24, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2015 to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock as of March 16, 2015.
In March 2015, Cablevision paid accrued dividends on vested restricted shares of $3,925.  In addition, as of March 31, 2015, up to approximately $5,596 will be paid when, and if, restricted shares and restricted stock units vest.
During the three months ended March 31, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $60,312.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends;

•	Cablevision's interest payments on its senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Cablevision
Basic income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options, restricted stock and restricted

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

stock units. For such awards that are performance based, the diluted effect is reflected upon the achievement of the performance criteria.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Cablevision stockholders for the three months ended March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Basic weighted average shares outstanding	267,919	262,328

Effect of dilution:
Stock options	2,703	3,404
Restricted stock	3,748	2,492
Diluted weighted average shares outstanding	274,370	268,224
For the three months ended March 31, 2015, anti-dilutive shares totaling approximately 2,678,000 shares, have been excluded from diluted weighted average shares outstanding.  Approximately 630,000 restricted shares and 1,817,000 performance based restricted stock units for the three months ended March 31, 2015 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
For the three months ended March 31, 2014, anti-dilutive shares totaling approximately 722,000 shares have been excluded from diluted weighted average shares outstanding.  Approximately 1,872,000 restricted shares for the three months ended March 31, 2014 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
CSC Holdings
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2015 and 2014, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $49,570 and $42,838, respectively.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the three months ended March 31, 2015 and 2014, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2015	2014
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Capital lease obligations	$990	$14,100
Property and equipment accrued but unpaid	26,785	41,236
Notes payable to vendor	—	34,318
Intangible asset obligations	302	54
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	1,079	938
Dividends payable on CNYG Class A and CNYG Class B shares	40,344	39,502
Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	143,446	150,436
Income taxes refunded, net	(382)	(719)
Continuing Operations - CSC Holdings:
Cash interest paid	85,564	91,682
Income taxes refunded, net	(382)	(719)

NOTE 7.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2015	Fair Value at December 31, 2014	Fair Value at March 31, 2015	Fair Value at December 31, 2014

Prepaid forward contracts	Current derivative contracts	$—	$—	$53,249	$93,010
Prepaid forward contracts	Long-term derivative contracts	25,497	7,317	5,093	9,207
Total derivative contracts		$25,497	$7,317	$58,342	$102,217
These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain of $46,166 and $38,649 for the three months ended March 31, 2015 and 2014, respectively, has been reflected in gain on equity derivative contracts, net in the accompanying condensed consolidated statements of income.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the three months ended March 31, 2015.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	2,668,875
Collateralized indebtedness settled	$(103,227)
Derivative contracts settled	(15,889)
(119,116)
Proceeds from new monetization contracts	150,084
Net cash receipt	$30,968
In April 2015, the Company settled collateralized indebtedness relating to 2,732,184 Comcast shares by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast shares. Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of March 31, 2015 reflect the reclassification of $154,286 of investment securities pledged as collateral from a current asset to a long-term asset and $112,869 of collateralized indebtedness from a current liability to a long-term liability.

NOTE 8.	FAIR VALUE MEASUREMENT
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Level I	Level II	Level III	Total
Assets:
Money market funds	$783,234	$—	$—	$783,234
Investment securities	137	—	—	137
Investment securities pledged as collateral	1,212,841	—	—	1,212,841
Prepaid forward contracts	—	25,497	—	25,497

Liabilities:
Prepaid forward contracts	—	58,342	—	58,342

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	At December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Money market funds	$736,330	$—	$—	$736,330
Investment securities	132	—	—	132
Investment securities pledged as collateral	1,245,916	—	—	1,245,916
Prepaid forward contracts	—	7,317	—	7,317

Liabilities:
Prepaid forward contracts	—	102,217	—	102,217
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
The Company's assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived cable television franchises, trademarks, other indefinite-lived intangible assets and goodwill.  During the quarter ended March 31, 2015, the Company performed its annual impairment test of goodwill, indefinite-lived cable television franchises, trademarks and other indefinite-lived intangible assets and there were no impairment charges recorded.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

		March 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$684,705
Debt instruments:
Credit facility debt (b)	Level II	$2,765,430	$2,770,513
Collateralized indebtedness	Level II	1,033,040	1,014,426
Senior notes and debentures	Level II	3,062,844	3,385,095
Notes payable	Level II	20,982	20,792
CSC Holdings total debt instruments		6,882,296	7,190,826
Cablevision senior notes	Level II	2,794,175	3,091,103
Cablevision total debt instruments		$9,676,471	$10,281,929

		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$680,587
Debt instruments:
Credit facility debt (b)	Level II	$2,780,649	$2,785,975
Collateralized indebtedness	Level II	986,183	957,803
Senior notes and debentures	Level II	3,062,126	3,368,875
Notes payable	Level II	23,911	23,682
CSC Holdings total debt instruments		6,852,869	7,136,335
Cablevision senior notes	Level II	2,793,741	3,048,387
Cablevision total debt instruments		$9,646,610	$10,184,722

(a)	These notes are eliminated at the consolidated Cablevision level.

(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.
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

NOTE 9.	DISCONTINUED OPERATIONS
For the three months ended March 31, 2015, the Company recorded an expense of $9,400 plus statutory interest of $8,400 (an aggregate of $10,502, net of income taxes) with respect to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued (see Note 12). For the three months ended March 31, 2014, the Company recorded a loss of $735 ($434, net of income taxes) related to certain businesses sold in 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 10.	INCOME TAXES
The Company
In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, the Company will record deferred tax expense of approximately $16,000 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities.
Cablevision
Cablevision recorded income tax expense of $37,940 for the three months ended March 31, 2015, reflecting an effective tax rate of 41%.
Cablevision recorded income tax benefit of $26,939 for the three months ended March 31, 2014, reflecting a negative effective tax rate of 43%. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the three months ended March 31, 2014 would have been 41%.
Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly. Cablevision's federal net operating loss carry forward as of March 31, 2015 was approximately $570,000.
CSC Holdings
CSC Holdings recorded income tax expense of $67,542 for the three months ended March 31, 2015, reflecting an effective tax rate of 42%.
CSC Holdings recorded income tax expense of $1,798 for the three months ended March 31, 2014, reflecting an effective tax rate of 1%. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, CSC Holdings recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the three months ended March 31, 2014 would have been 42%.

NOTE 11.	EQUITY PLANS
Cablevision's Equity Plans
Stock Option Award Activity
In March 2015, Cablevision granted options that are scheduled to vest over three years in 33 1/3% annual increments and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on historical data for similar awards. The interest rate for periods within the contractual life of the stock options is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.
The following assumptions were used to calculate the fair value of the stock options award granted in the first quarter of 2015:

Risk-free interest rate	1.82%
Expected life (in years)	8 years
Dividend yield	3.63%
Volatility	39.98%
Grant date fair value	$5.45
The following table summarizes activity relating to Company employees who held Cablevision stock options for the three months ended March 31, 2015:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Shares Under Option
	Time Vesting Options	Performance Based Vesting Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance, December 31, 2014	5,097,666	7,633,500	$14.41	7.17	$79,347
Granted	2,000,000	—	19.17
Exercised	(138,000)	(51,500)	12.74
Balance, March 31, 2015	6,959,666	7,582,000	$15.08	7.38	$48,657
Options exercisable at March 31, 2015	959,666	7,582,000	$13.79	6.29	$38,697
Options expected to vest in the future	6,000,000	—	$16.93	8.93	$9,960

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on March 31, 2015 or December 31, 2014, as indicated, and March 31, 2015 in the case of options exercisable and options expected to vest in the future.

In addition, as of March 31, 2015, AMC Networks Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden") employees held a total of 135,066 Cablevision stock options.  These stock options are not expensed by the Company; however, such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.
Restricted Stock Award Activity
The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the three months ended March 31, 2015:

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2014	5,314,870	2,035,300	$15.46
Granted	1,703,130	584,400	19.17
Vested	(1,549,287)	(739,600)	14.44
Awards forfeited	(168,340)	—	15.86
Unvested award balance, March 31, 2015	5,300,373	1,880,100	16.95
During the three months ended March 31, 2015, 2,288,887 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 969,693 of these shares, with an aggregate value of $18,101, were surrendered to the Company.  These acquired shares have been classified as treasury stock.
Performance Based Restricted Stock Units
In March 2015, Cablevision granted 1,816,660 performance based restricted stock units ("PSUs") to certain employees that are scheduled to cliff vest after three years subject to achievement of specified performance criteria. The PSUs entitle the employee to shares of CNYG common stock up to 150% of the number of PSUs granted depending on the level of achievement of the specified performance criteria.  If the minimum performance threshold is not met, no shares will be issued. Accrued dividends are paid to the extent that a PSU vests and the related stock is issued.
The Company recognizes compensation expense for PSUs on a straight-line basis over the vesting period based on the estimated number of shares of CNYG common stock expected to be issued.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  Discovery is proceeding. On January 9, 2015, plaintiffs filed a motion for class certification. The return date for the motion is August 17, 2015. The Company believes that these claims are without merit and intends to defend this lawsuit vigorously. While a loss is reasonably possible, the Company is currently unable to estimate a range of possible loss.
In re Cablevision Consumer Litigation: Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems. On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees. On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed. On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract. The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment. On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment. On May 5, 2014, the Court directed that expert discovery commence. Expert discovery is proceeding. On May 30, 2014, the Court approved the form of class notice, and on October 7, 2014, approved the class notice distribution plan. The class notice distribution has been completed, and the opt-out period expired on February 27, 2015. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Other Litigation
Friedman v. Charles Dolan, et al.: On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee. The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012. The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees. Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer. The motions to dismiss filed by the individual defendants have been fully briefed. Oral argument took place on January 23, 2015. A decision by the Court is pending. On February 10, 2015, the Court approved a stipulation of the parties agreeing to the substitution of Julie Friedman as plaintiff in place of Livingston who sold his shares in Cablevision and therefore no longer has standing. The Company does not believe that this lawsuit will have a material adverse effect on results of operations or the financial position of the Company.
In April 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York State Supreme Court.  The lawsuit raises compensation-related claims related to events from 2005 to 2008.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision. In April 2015, the Court granted summary judgment in favor of the plaintiff on liability, with damages still to be determined.  The Company has recorded an expense for the amount of damages reasonably estimable at this time, which is reflected in discontinued operations in the accompanying condensed consolidated statements of income for the three months ended March 31, 2015 (see Note 9). It is possible that the amount of damages ultimately determined could exceed the amount recorded. The independent committee is considering all options, including an appeal from the summary judgment ruling.
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

NOTE 13.	SEGMENT INFORMATION
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues, net from continuing operations
Cable	$1,451,538	$1,417,148
Lightpath	91,124	86,754
Other	81,780	81,482
Inter-segment eliminations (a)	(9,671)	(9,798)
	$1,614,771	$1,575,586
Inter-segment revenues
Cable	$(280)	$(525)
Lightpath	(4,745)	(4,613)
Other	(4,646)	(4,660)
	$(9,671)	$(9,798)
Adjusted operating cash flow (deficit) from continuing operations
Cable	$446,555	$443,032
Lightpath	43,395	38,483
Other	(35,920)	(47,226)
	$454,030	$434,289
Depreciation and amortization included in continuing operations
Cable (b)	$(186,245)	$(185,206)
Lightpath (b)	(22,738)	(19,604)
Other	(9,917)	(9,475)
	$(218,900)	$(214,285)

Share-based compensation expense included in continuing operations
Cable	$(8,211)	$(8,083)
Lightpath	(1,382)	(1,419)
Other	(2,318)	(2,404)
	$(11,911)	$(11,906)
Restructuring credits (expense) included in continuing operations
Cable	$—	$(122)
Lightpath	—	4
Other	532	(897)
	$532	$(1,015)

Operating income (loss) from continuing operations
Cable	$252,099	$249,621
Lightpath	19,275	17,464
Other	(47,623)	(60,002)
	$223,751	$207,083

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to our Cable segment.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.
For the three months ended March 31, 2015 and 2014, Cable segment revenue was derived from the following sources:

	Three Months Ended March 31,
	2015	2014
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$800,968	$793,446
High-speed data	362,872	346,899
Voice	231,593	220,122
Advertising	30,777	31,663
Other (including installation, advertising sales commissions, home shopping, and other products)	25,328	25,018
	$1,451,538	$1,417,148
A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended March 31,
	2015	2014

Operating income for reportable segments	$223,751	$207,083
Items excluded from operating income:
CSC Holdings interest expense	(89,552)	(85,220)
CSC Holdings interest income	164	72
CSC Holdings intercompany interest income	12,013	12,013
Loss on investments, net	(33,071)	(41,775)
Gain on equity derivative contracts, net	46,166	38,649
Miscellaneous, net	1,007	731
CSC Holdings income from continuing operations before income taxes	160,478	131,553
Cablevision interest expense	(55,629)	(55,736)
Intercompany interest expense	(12,013)	(12,013)
Cablevision interest income	5	2
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	(611)
Cablevision income from continuing operations before income taxes	$92,841	$63,195
The following table summarizes the Company's capital expenditures by reportable segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Capital expenditures
Cable	$133,571	$145,325
Lightpath	23,732	26,870
Other	9,328	13,880
	$166,631	$186,075
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
The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended March 31,
	2015	2014

Revenues, net	$1,191	$1,324
Operating expenses:
Technical expenses, net of credits (a)	$44,937	$46,068
Selling, general and administrative expenses, net of credits	1,928	1,302
Operating expenses, net	46,865	47,370
Net charges	$45,674	$46,046

(a)
Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services (2014 period only) of Madison Square Garden, as well as for AMC, WE tv, IFC, Sundance Channel and BBC America (2015 period only) of AMC Networks on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 15.	SUBSEQUENT EVENTS
Cablevision Dividend
On May 1, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 12, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 22, 2015.
Repayment of Credit Facility Debt - CSC Holdings
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of March 31, 2015 reflect the reclassification of $200,000 of credit facility debt from long-term to short term.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion under this Item 2, are presented in thousands.
Summary
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
Cable
Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2015, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services which accounted for 52%, 23%, and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2015.  These monthly charges include fees for video programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.
Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our video customers, speed tier upgrades by our high-speed data customers, and acquisition transactions that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines, including commercial establishments that have connected to our cable distribution network). Due to the high penetration of our video, high-speed data and VoIP services (52.5%, 54.7%, and 43.8%, respectively, of serviceable passings at March 31, 2015), our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.
We face competition from telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail under “Competition” in our Annual Report on Form 10-K for the year ended December 31, 2014, we face intense competition from Verizon. Verizon has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets DBS services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high speed data and VoIP services in the future.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our revenues have been negatively impacted by the prolonged weak economic conditions as customers with less disposable income may have been more willing to obtain services from our competitors or other sources.  Our revenues may continue to be negatively impacted by the prolonged weak economic conditions in certain portions of our service area.  In addition, new and existing customers are able to obtain video content from a wide variety of sources, including Internet-delivered content.  Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our video service.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future.  For example, we have deployed WiFi access points throughout our footprint and in the first quarter of 2015, we launched Freewheel, a new all-WiFi phone service providing unlimited data, talk and text that works anywhere in the world where WiFi is accessible and operates only when the device is connected to a WiFi signal.
Our programming costs, which are the most significant component of our Cable segment's operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See "Business Segments Results - Cable" below for a further discussion of revenues and operating expenses.
Lightpath
Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2015.  Lightpath derives revenues from the sale of fiber based telecommunications services to the business market. Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.
Other
Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2015, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
Newsday
Newsday's revenue is derived primarily from the sale of advertising and the sale of the Newsday daily newspaper, including home delivery, digital subscriptions, and single copy sales through local retail outlets ("circulation revenue").  For the three months ended March 31, 2015, advertising revenues accounted for 62% and circulation revenues accounted for 37% of the total revenues of Newsday.
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

Non-GAAP Financial Measures
We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards that are not expected to be made in cash, in the case of restricted shares, restricted stock units, and stock options.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation
The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:
STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,614,771	100%	$1,575,586	100%	$39,185
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	795,888	49	772,983	49	(22,905)
Selling, general and administrative	376,764	23	380,220	24	3,456
Restructuring expense (credits)	(532)	—	1,015	—	1,547
Depreciation and amortization	218,900	14	214,285	14	(4,615)
Operating income	223,751	14	207,083	13	16,668
Other income (expense):
Interest expense, net	(145,012)	(9)	(140,882)	(9)	(4,130)
Loss on investments, net	(33,071)	(2)	(41,775)	(3)	8,704
Gain on equity derivative contracts, net	46,166	3	38,649	2	7,517
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	—	(611)	—	611
Miscellaneous, net	1,007	—	731	—	276
Income from continuing operations before income taxes	92,841	6	63,195	4	29,646
Income tax benefit (expense)	(37,940)	(2)	26,939	2	(64,879)
Income from continuing operations, net of income taxes	54,901	3	90,134	6	(35,233)
Loss from discontinued operations, net of income taxes	(10,502)	(1)	(434)	—	(10,068)
Net income	44,399	3	89,700	6	(45,301)
Net loss attributable to noncontrolling interests	234	—	63	—	171
Net income attributable to Cablevision Systems Corporation stockholders	$44,633	3%	$89,763	6%	$(45,130)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2015	2014

Operating income	$223,751	$207,083	$16,668
Share-based compensation	11,911	11,906	5
Restructuring expense (credits)	(532)	1,015	(1,547)
Depreciation and amortization	218,900	214,285	4,615
AOCF	$454,030	$434,289	$19,741

Comparison of Three Months Ended March 31, 2015 Versus Three Months Ended March 31, 2014
Consolidated Results - Cablevision Systems Corporation
We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;

•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and

•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.
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
Revenues, net for the three months ended March 31, 2015 increased $39,185 (2%) as compared to revenues, net for the same period in 2014.  The net increase is attributable to the following:

Increase in revenues of the Cable segment	$34,390
Increase in revenues of the Lightpath segment	4,370
Increase in revenues of the Other segment	298
Inter-segment eliminations	127
$39,185
Technical and operating expenses (excluding depreciation and amortization) include primarily:

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization ) increased $22,905 (3%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$24,481
Increase in expenses of the Lightpath segment	447
Decrease in expenses of the Other segment	(2,067)
Inter-segment eliminations	44
$22,905
Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses decreased $3,456 (1%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net decrease is attributable to the following:

Increase in expenses of the Cable segment	$6,514
Decrease in expenses of the Lightpath segment	(1,026)
Decrease in expenses of the Other segment	(9,027)
Inter-segment eliminations	83
$(3,456)
Depreciation and amortization increased $4,615 (2%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$1,039
Increase in expenses of the Lightpath segment	3,134
Increase in expenses of the Other segment	442
$4,615
Adjusted operating cash flow increased $19,741 (5%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The increase is attributable to the following:

Increase in AOCF of the Cable segment	$3,523
Increase in AOCF of the Lightpath segment	4,912
Increase in AOCF of the Other segment	11,306
$19,741
Interest expense, net increased $4,130 (3%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net increase is attributable to the following:

Increase due to change in average interest rates on our indebtedness	$4,699
Decrease due to change in average debt balances	(747)
Higher interest income	(95)
Other net increases, primarily interest expense related to capital leases	273
$4,130
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Loss on investments, net of $33,071 and $41,775 for the three months ended March 31, 2015 and 2014, respectively, consists primarily of the decrease in the fair value of Comcast Corporation ("Comcast") common stock owned by the Company.  The effects of these losses are partially offset by the gains on the related equity derivative contracts, net described below.
Gain on equity derivative contracts, net of $46,166 and $38,649 for the three months ended March 31, 2015 and 2014, respectively, consists of unrealized and realized gains due to the change in fair value of the Company's equity derivative contracts relating to the

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on investment securities pledged as collateral, which are included in loss on investments, net discussed above.
Write-off of deferred financing costs, net of gain on extinguishment of debt amounted to $611 for the three months ended March 31, 2014 and includes the write-off of unamortized deferred financing costs of $1,269 and a net gain of $658, net of fees recognized in connection with the repurchase of Cablevision's outstanding 5.875% senior notes due September 2022.
Income tax expense amounted to $37,940 for the three months ended March 31, 2015, reflecting an effective tax rate of 41%.
Cablevision recorded income tax benefit of $26,939 for three months ended March 31, 2014, reflecting a negative effective tax rate of 43%. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the three months ended March 31, 2014 would have been 41%.
Subsequent to the utilization of Cablevision’s net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly. Cablevision’s federal net operating loss carry forward as of March 31, 2015 was approximately $570,000.
In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, the Company will record deferred tax expense of approximately $16,000 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities.
Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,451,538	100%	$1,417,148	100%	$34,390
Technical and operating expenses (excluding depreciation and amortization shown below)	720,143	50	695,662	49	(24,481)
Selling, general and administrative expenses	293,051	20	286,537	20	(6,514)
Restructuring expense	—	—	122	—	122
Depreciation and amortization	186,245	13	185,206	13	(1,039)
Operating income	$252,099	17%	$249,621	18%	$2,478

The following is a reconciliation of operating income to AOCF:
	Three Months Ended March 31,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount

Operating income	$252,099	$249,621	$2,478
Share-based compensation	8,211	8,083	128
Restructuring expense	—	122	(122)
Depreciation and amortization	186,245	185,206	1,039
AOCF	$446,555	$443,032	$3,523

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three months ended March 31, 2015 increased $34,390 (2%), as compared to revenues, net for the same period in 2014.  The net increase is attributable to the following:

	Three Months Ended March 31,		Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$800,968	$793,446	$7,522	1%
High-speed data	362,872	346,899	15,973	5
Voice	231,593	220,122	11,471	5
Advertising	30,777	31,663	(886)	(3)
Other (including installation, advertising sales commissions, home shopping, and other products)	25,328	25,018	310	1
Total Cable	$1,451,538	$1,417,148	$34,390	2%

The net revenue increase for the three months ended March 31, 2015 as compared to the same period in the prior year was due primarily to rate increases:  (i) for certain video and voice services implemented in the second quarter of 2014 and (ii) for certain video services implemented during the first quarter of 2015, and lower promotional activity as a result of continued disciplined pricing policies.  Partially offsetting these increases was a decrease in revenue due to a decline in customers for the three months ended March 31, 2015.
The following table presents certain statistical information as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Total customers	3,112	3,118	3,186
Video customers	2,653	2,681	2,799
High-speed data customers	2,767	2,760	2,788
Voice customers	2,215	2,229	2,280
Serviceable passings	5,055	5,046	5,048
Average monthly revenue per customer ("RPC") (a)	$155.34	$155.20	$148.22

(a)
RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable systems for the respective period.

The following table reflects our net customer increase (decrease) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total customers	(5.6)	(2.7)
Video customers	(28.6)	(14.0)
High-speed data customers	7.2	8.4
Voice customers	(14.0)	7.6
We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, the result of disciplined pricing and credit policies and prolonged weak economic conditions in certain portions of our service area.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2015 increased $24,481 (4%), as compared to the same period in 2014.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower subscribers	$24,794
Increase in franchise and other fees due primarily to increases in rates in certain areas	1,722
Decrease in contractor costs due primarily to lower truck rolls	(5,620)
Other net increases (includes insurance recovery related to Superstorm Sandy of $1,706 in 2014)	3,585
$24,481
Technical and operating expenses consist primarily of (i) programming costs (including costs of video-on-demand and pay-per-view) which typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services, (ii) interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers, (iii) the cost of sale of equipment, and (iv) other direct costs associated with providing and maintaining services to our customers which are impacted by general cost increases for employees, contractors, insurance and other various expenses.
Our programming costs increased 6% for the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to an increase in contractual programming rates, partially offset by a decrease in video customers.  Our programming costs in 2015 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
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
Selling, general and administrative expenses increased $6,514 (2%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net increase is attributable to the following:

Increase in product development costs and other professional fees	$4,858
Increase in advertising and marketing media placement costs, which includes a new product launch	3,964
Increase in legal and other administrative costs	2,946
Decrease in expenses related to long-term incentive plan awards primarily due to additional expense recorded in 2014 as a result of a change in the estimated payout for certain awards and the elimination of the cash portion of the 2015 awards	(5,820)
Decrease in employee related costs related to the elimination of certain positions and lower commissions, partially offset by merit and net benefit increases	(4,740)
Other net increases which include certain costs related to billing transaction fees and insurance recovery related to Superstorm Sandy of $1,252 in 2014	5,306
$6,514
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization increased $1,039 (1%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net increase is primarily due to the depreciation of new asset purchases, partially offset by certain assets being retired or becoming fully depreciated.
Adjusted operating cash flow increased $3,523 (1%) for the three months ended March 31, 2015 as compared to the same period in 2014.  This increase was due primarily to an increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization, restructuring expense and share-based compensation), as discussed above.
Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$91,124	100%	$86,754	100%	$4,370
Technical and operating expenses (excluding depreciation and amortization shown below)	28,635	31	28,188	32	(447)
Selling, general and administrative expenses	20,476	22	21,502	25	1,026
Restructuring credits	—	—	(4)	—	(4)
Depreciation and amortization	22,738	25	19,604	23	(3,134)
Operating income	$19,275	21%	$17,464	20%	$1,811
The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$19,275	$17,464	$1,811
Share-based compensation	1,382	1,419	(37)
Restructuring credits	—	(4)	4
Depreciation and amortization	22,738	19,604	3,134
AOCF	$43,395	$38,483	$4,912
Revenues, net for the three months ended March 31, 2015 increased $4,370 (5%) as compared to revenues, net for the same period in 2014.  The net revenue increase was derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.
Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2015 increased $447 (2%) as compared to the same period in 2014.  The net increase is attributable primarily to increases in repairs and maintenance expenses and employee costs, partially offset by decreases in temporary help.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.
Selling, general and administrative expenses decreased $1,026 (5%) for the three months ended March 31, 2015, as compared to the same period in 2014.  The net decrease is attributable primarily to a decrease in employee costs, including expenses related to long-term incentive plan awards, and other expenses.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.
Depreciation and amortization increased $3,134 (16%) for the three months ended March 31, 2015 as compared to the same period in 2014.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Adjusted operating cash flow increased $4,912 (13%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The increase is due primarily to an increase in revenue, net, and a decrease in operating expenses (excluding depreciation and amortization, restructuring credits and share-based compensation), as discussed above.
Other
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$81,780	100%	$81,482	100%	$298
Technical and operating expenses (excluding depreciation and amortization shown below)	55,158	67	57,225	70	2,067
Selling, general and administrative expenses	64,860	79	73,887	91	9,027
Restructuring expense (credits)	(532)	(1)	897	1	1,429
Depreciation and amortization	9,917	12	9,475	12	(442)
Operating loss	$(47,623)	(58)%	$(60,002)	(74)%	$12,379

The following is a reconciliation of operating loss to AOCF deficit:
	Three Months Ended March 31,
	2015	2014
	Amount	Amount	Favorable (Unfavorable)

Operating loss	$(47,623)	$(60,002)	$12,379
Share-based compensation	2,318	2,404	(86)
Restructuring expense (credits)	(532)	897	(1,429)
Depreciation and amortization	9,917	9,475	442
AOCF deficit	$(35,920)	$(47,226)	$11,306
Revenues, net increased $298 for the three months ended March 31, 2015 as compared to revenues, net for the same period in 2014.  The net increase is attributable to the following:

Increase in revenues, primarily advertising revenues at News 12 Networks	$1,329
Decrease in revenues at Newsday (from $57,305 to $56,285) due primarily to decreases in advertising revenues driven primarily by competition from other media, partially offset by an increase in circulation revenues	(1,020)
Intra-segment eliminations	(11)
$298
Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2015 decreased $2,067 (4%) as compared to the same period in 2014.  The net decrease is attributable to the following:

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Decrease in costs at Newsday (from $42,801 to $40,786) due primarily to lower newsprint and ink expenses, as well as lower distribution and employee related costs	$(2,015)
Decrease in expenses due to reduced activities at certain businesses	(262)
Other net increases	210
$(2,067)
Selling, general, and administrative expenses decreased $9,027 (12%) for the three months ended March 31, 2015 as compared to the same period in 2014.  The net decrease is attributable to the following:

Decrease in expenses at Newsday (from $26,505 to $22,154) due primarily to the termination and settlement of a distribution agreement, as well as lower employee related costs (including long-term incentive plan expenses) and lower marketing costs	$(4,351)
Decrease in corporate costs, primarily employee related costs, net of allocations to business units	(3,191)
Decrease in expenses at certain other businesses	(1,471)
Intra-segment eliminations	(14)
$(9,027)
Adjusted operating cash flow deficit decreased $11,306 (24%) for the three months ended March 31, 2015 as compared to the same period in 2014 (including Newsday's AOCF deficit of $5,497 for the three months ended March 31, 2015 compared to AOCF deficit of $10,738 for the three months ended March 31, 2014).  The decrease in AOCF deficit was due primarily to a decrease in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above.
CSC HOLDINGS, LLC
The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended March 31,
	2015	2014
Net income attributable to Cablevision Systems Corporation stockholders	$44,633	$89,763
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of income	55,629	55,736
Interest income related to cash held at Cablevision	(5)	(2)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	12,013	12,013
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	—	611
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(29,602)	(28,737)
Net income attributable to CSC Holdings, LLC's sole member	$82,668	$129,384
Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
CASH FLOW DISCUSSION
Continuing Operations - Cablevision Systems Corporation
Operating Activities
Net cash provided by operating activities amounted to $215,334 for the three months ended March 31, 2015 compared to $283,682 for the three months ended March 31, 2014.  The 2015 cash provided by operating activities resulted from $273,801 of income before depreciation and amortization from continuing operations, $50,258 of non-cash items and $6,798 from a decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $115,523 as a result of a decrease in accounts payable and other liabilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2014 cash provided by operating activities resulted from $304,419 of income before depreciation and amortization, $54,825 of non-cash items and a $34,386 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $109,948 as a result of a decrease in accounts payable and other liabilities.
The decrease in cash provided by operating activities of $68,348 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $35,185, and a decrease of $33,163 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 was $172,865 compared to $184,661 for the three months ended March 31, 2014.  The 2015 investing activities consisted primarily of $166,631 of capital expenditures ($133,571 of which relates to our Cable segment), additions to other intangible assets of $6,622, partially offset by other net cash receipts of $388.
The 2014 investing activities consisted primarily of $186,075 of capital expenditures ($145,325 of which relates to our Cable segment), partially offset by other net cash receipts of $1,414.
Financing Activities
Net cash used in financing activities amounted to $8,435 for the three months ended March 31, 2015 compared to $32,983 for the three months ended March 31, 2014.  In 2015, the Company's financing activities consisted primarily of payments of $18,101 related to the net share settlement of restricted stock awards, repayments of credit facility debt of $15,462, principal payments on capital lease obligations of $4,484, dividend distributions to common stockholders of $3,925, and distributions to non-controlling interests of $258, partially offset by net proceeds from collateralized indebtedness of $30,968, proceeds from stock option exercises of $2,552 and an excess tax benefit related to share-based awards of $275.
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
Continuing Operations - CSC Holdings, LLC
Operating Activities
Net cash provided by operating activities amounted to $266,311 for the three months ended March 31, 2015 compared to $338,015 for the three months ended March 31, 2014.  The 2015 cash provided by operating activities resulted from $311,836 of income before depreciation and amortization from continuing operations, non-cash items of $21,249 and a $12,229 increase in current and other assets.  These increases were partially offset by a decrease in cash of $79,003 as a result of a decrease in accounts payable and other liabilities.
The 2014 cash provided by operating activities resulted from $344,040 of income before depreciation and amortization, $23,442 of non-cash items, and a $76,561 decrease in current and other assets. These increases were partially offset by a decrease in cash of $106,028 as a result of a decrease in accounts payable and other liabilities.
The decrease in cash provided by operating activities of $71,704 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, resulted from a decrease in income before depreciation and amortization from continuing operations and other non-cash items of $34,397 and a decrease of $37,307 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 was $172,865 compared to $184,661 for the three months ended March 31, 2014.  The 2015 investing activities consisted primarily of $166,631 of capital expenditures ($133,571 of which relates to our Cable segment), additions to other intangible assets of $6,622, partially offset by other net cash receipts of $388.
The 2014 investing activities consisted primarily of $186,075 of capital expenditures ($145,325 of which relates to our Cable segment), partially offset by other net cash receipts of $1,414.
Financing Activities
Net cash used in financing activities amounted to $43,907 for the three months ended March 31, 2015 compared to $75,292 for the three months ended March 31, 2014.  In 2015, the Company's financing activities consisted primarily of distributions to Cablevision

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

of $60,312, repayments of credit facility debt of $15,462, principal payments on capital lease obligations of $4,484, and distributions to non-controlling interests of $258, partially offset by net proceeds from collateralized indebtedness of $30,968, and an excess tax benefit related to share-based awards of $5,641.
In 2014, the Company's financing activities consisted primarily of distributions to Cablevision of $66,148, repayments of credit facility debt of $5,875, principal payments on capital lease obligations of $3,236, repayments of notes payable of $1,736, partially offset by an excess tax benefit related to share-based awards of $1,703.
LIQUIDITY AND CAPITAL RESOURCES
Cablevision
Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,410,000 of debt securities, including approximately $2,799,000 face value of debt securities held by third party investors and approximately $611,000 held by Newsday Holdings.  The $611,000 of senior notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.
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
We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $290,198 (including a $200,000 repayment made on our Term B loan facility in April 2015) under our credit facilities, capital leases, and notes payable as of March 31, 2015.  However, competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding
The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2015:

	Restricted Group	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision
Credit facility debt	$2,285,430	$480,000	$—	$2,765,430	$—	$—	$2,765,430
Senior notes and debentures	3,062,844	—	—	3,062,844	3,405,630	(611,455)	5,857,019
Collateralized indebtedness relating to stock monetizations	—	—	1,033,040	1,033,040	—	—	1,033,040
Capital lease obligations	42,537	370	—	42,907	—	—	42,907
Notes payable	20,982	—	—	20,982	—	—	20,982
Total debt	$5,411,793	$480,370	$1,033,040	$6,925,203	$3,405,630	$(611,455)	$9,719,378
Interest expense	$72,400	$4,747	$12,405	$89,552	$67,642	$(12,013)	$145,181
Capital expenditures	$162,551	$1,214	$2,866	$166,631	$—	$—	$166,631

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at March 31, 2015.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings.
The following table provides details of our outstanding credit facility debt as of March 31, 2015 and December 31, 2014:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	March 31, 2015	March 31, 2016	March 31, 2015	December 31, 2014
Restricted Group:
Revolving loan facility	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	1.93%	47,925	922,566	934,547
Term B loan facility(a) (b)	April 17, 2020	2.68%	211,888	1,362,864	1,366,102
Restricted Group credit facility debt			259,813	2,285,430	2,300,649
Newsday:
Floating rate term loan facility	October 12, 2016	3.68%	—	480,000	480,000
Total credit facility debt			$259,813	$2,765,430	$2,780,649

(a)	The unamortized discount related to the Term B loan facility amounted to $5,083 and $5,326 at March 31, 2015 and December 31, 2014, respectively.

(b)	In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand.
Restricted Group
CSC Holdings and those of its subsidiaries which conduct our video, high-speed data, and our VoIP services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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
The Restricted Group has a credit agreement which provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility.  At March 31, 2015, $71,581 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,419 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a further description of the Restricted Group credit facility, including the principal financial covenants.
The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2015.
Newsday LLC
We currently expect that net funding and investment requirements for Newsday for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings, capital contributions and intercompany advances.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a further description of the Newsday LLC credit facility, including the principal financial covenants.
Capital Expenditures
The following table provides details of the Company's capital expenditures for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Capital Expenditures

Consumer premise equipment	$42,593	$56,804
Scalable infrastructure	39,983	46,829
Line extensions	6,481	1,236
Upgrade/rebuild	12,141	7,619
Support	32,373	32,837
Total Cable	133,571	145,325
Lightpath	23,732	26,870
Other	9,328	13,880
Total Cablevision	$166,631	$186,075
Capital expenditures for the three months ended March 31, 2015 decreased $19,444 (10%) as compared to 2014.  For the three months ended March 31, 2015 these decreases were primarily related to lower spending on customer premise equipment, various network projects and other equipment, partially offset by increased spending on cable infrastructure upgrades including WiFi.
Monetization Contract Maturities
During the next 12 months, monetization contracts covering 10,738,809 shares (including 2,732,184 shares settled in April 2015) of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other Events
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the three months ended March 31, 2015, Cablevision did not repurchase any shares.  Since inception through March 31, 2015, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of March 31, 2015, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.
Dividends
On February 24, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 16, 2015. On April 3, 2015, Cablevision paid dividends aggregating $40,344, primarily from the proceeds of equity distribution payments from CSC Holdings. In March 2015, Cablevision paid accrued dividends on vested restricted shares of $3,925. In addition, as of March 31, 2015, up to approximately $5,596 will be paid when, and if, restricted shares and restricted stock units vest.
During the three months ended March 31, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $60,312.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends;

•	Cablevision's interest payments on its senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares;
Cablevision's and CSC Holdings' indentures and the CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.
On May 1, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 12, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 22, 2015.
Commitments and Contingencies
As of March 31, 2015, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet decreased to approximately $6,708,000 as compared to approximately $7,264,000 at December 31, 2014.  This decrease relates primarily to payments made pursuant to programming commitments during the three months ended March 31, 2015.
Managing our Interest Rate and Equity Price Risk
Interest Rate Risk
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at March 31, 2015 amounted to $2,765,430.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at March 31, 2015.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2015, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2015, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $1,033,040 at March 31, 2015.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of March 31, 2015, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,212,841.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $121,284.  As of March 31, 2015, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $32,845, a net liability position.  For the three months ended March 31, 2015, we recorded a net gain of $46,166 related to our outstanding equity derivative contracts and recorded an unrealized loss of $33,076 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2014, net liability position	$(94,900)
Change in fair value, net	46,166
Settlement of contracts	15,889
Fair value as of March 31, 2015, net liability position	$(32,845)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares			Hedge Price	Cap Price (b)
Deliverable		Maturity	per Share (a)	Low	High
10,738,809	(c)	2015	$41.31 - $49.01	$49.57	$58.81
8,069,934		2016	$48.93 - $53.62	$58.72	$69.70
2,668,875		2017	$56.24	$73.11	$73.11

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

(c)
Includes an equity derivative contract relating to 2,732,184 shares that matured and was settled on April 23, 2015 from the proceeds of a new monetization contract covering an equivalent number of shares.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2015, the fair value of our fixed rate debt of $7,511,416 exceeded its carrying value of $6,911,041 by $600,375.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2015 would increase the estimated fair value of our fixed rate debt by $290,040 to $7,801,456.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control
During the three months ended March 31, 2015, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, 2,288,887 Cablevision restricted shares issued to employees of the Company vested. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 969,693 of these shares, with a price per share of $18.67, were surrendered to the Company. These acquired shares have been classified as treasury stock.

Item 6.	Exhibits

(a)	Index to Exhibits.

10.1	Form of Performance Restricted Stock Units Agreement.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 4, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 4, 2015		/s/ Brian G. Sweeney
		By:	Brian G. Sweeney as President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC