Form 10-Q
period 2015-06-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2015-08-07
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒
Number of shares of common stock outstanding as of July 31, 2015:

Cablevision NY Group Class A Common Stock -	222,336,884
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479
CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2015 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company", "we", "us" or "our").
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

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in our cable and other telecommunications services businesses, our newspaper publishing business, and our other businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and

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

Item 1.	Financial Statements
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$796,565	$850,413
Accounts receivable, trade (less allowance for doubtful accounts of $12,073 and $12,112)	286,057	277,526
Prepaid expenses and other current assets	166,466	140,094
Amounts due from affiliates	1,096	1,732
Deferred tax asset	—	37,943
Investment securities pledged as collateral	645,832	622,958
Derivative contracts	453	—
Total current assets	1,896,469	1,930,666

Property, plant and equipment, net of accumulated depreciation of $9,515,072 and $9,454,315	2,978,229	3,025,747
Investment securities pledged as collateral	645,832	622,958
Derivative contracts	30,361	7,317
Other assets	34,372	44,505
Amortizable intangible assets, net of accumulated amortization of $63,385 and $60,018	39,564	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $67,208 and $58,651	83,454	93,409
	$6,712,069	$6,765,171

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except share amounts) (Unaudited)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$424,083	$431,761
Accrued liabilities	583,482	584,446
Amounts due to affiliates	30,514	29,651
Deferred tax liability	93,093	—
Deferred revenue	54,559	52,932
Liabilities under derivative contracts	36,495	93,010
Credit facility debt	59,813	61,849
Collateralized indebtedness	516,635	466,335
Capital lease obligations	19,252	17,216
Notes payable	17,500	12,968
Total current liabilities	1,835,426	1,750,168
Deferred revenue	5,174	4,701
Liabilities under derivative contracts	—	9,207
Other liabilities	239,792	287,367
Deferred tax liability	590,534	611,088
Credit facility debt	2,491,616	2,718,800
Collateralized indebtedness	610,906	519,848
Capital lease obligations	25,278	29,196
Notes payable	6,318	10,943
Senior notes and debentures	5,858,204	5,855,867
Total liabilities	11,663,248	11,797,185
Commitments and contingencies
Redeemable noncontrolling interests	8,248	8,676
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 303,704,862 and 300,342,849 shares issued and 222,311,934 and 220,219,935 shares outstanding	3,037	3,003
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	786,342	823,103
Accumulated deficit	(4,114,632)	(4,234,860)
	(3,324,712)	(3,408,213)
Treasury stock, at cost (81,392,928 and 80,122,914 CNYG Class A common shares)	(1,609,289)	(1,591,021)
Accumulated other comprehensive loss	(25,146)	(42,235)
Total stockholders' deficiency	(4,959,147)	(5,041,469)
Noncontrolling interest	(280)	779
Total deficiency	(4,959,427)	(5,040,690)
	$6,712,069	$6,765,171

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three and Six Months Ended June 30, 2015 and 2014 (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net (including revenues, net from affiliates of $1,605, $1,586, $2,796 and $2,910, respectively) (See Note 15)	$1,653,393	$1,628,137	$3,268,164	$3,203,723
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $44,426, $45,714, $89,363 and $91,782, respectively) (See Note 15)	805,596	788,317	1,601,484	1,561,300
Selling, general and administrative (including net charges from affiliates of $1,502, $1,014, $3,430 and $2,316, respectively) (See Note 15)	389,408	363,187	766,172	743,407
Restructuring expense (credits)	(4)	(348)	(536)	667
Depreciation and amortization (including impairments)	213,929	221,088	432,829	435,373
	1,408,929	1,372,244	2,799,949	2,740,747
Operating income	244,464	255,893	468,215	462,976
Other income (expense):
Interest expense, net	(145,876)	(143,135)	(290,888)	(284,017)
Gain on investments, net	78,818	78,612	45,747	36,837
Gain (loss) on equity derivative contracts, net	(22,693)	(32,613)	23,473	6,036
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(7,687)	(1,735)	(8,298)
Miscellaneous, net	1,307	1,806	2,314	2,537
	(90,179)	(103,017)	(221,089)	(246,905)
Income from continuing operations before income taxes	154,285	152,876	247,126	216,071
Income tax expense	(78,609)	(61,848)	(116,549)	(34,909)
Income from continuing operations, net of income taxes	75,676	91,028	130,577	181,162
Income (loss) from discontinued operations, net of income taxes	—	3,510	(10,502)	3,076
Net income	75,676	94,538	120,075	184,238
Net loss (income) attributable to noncontrolling interests	(81)	(328)	153	(265)
Net income attributable to Cablevision Systems Corporation stockholders	$75,595	$94,210	$120,228	$183,973
Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.28	$0.34	$0.49	$0.69
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$(0.04)	$0.01
Net income	$0.28	$0.36	$0.45	$0.70
Basic weighted average common shares (in thousands)	269,301	263,730	268,614	263,033
Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.27	$0.34	$0.48	$0.67
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$(0.04)	$0.01
Net income	$0.27	$0.35	$0.44	$0.68
Diluted weighted average common shares (in thousands)	275,228	269,260	274,802	268,729
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$75,595	$90,700	$130,730	$180,897
Income (loss) from discontinued operations, net of income taxes	—	3,510	(10,502)	3,076
Net income	$75,595	$94,210	$120,228	$183,973
Cash dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30
See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three and Six Months Ended June 30, 2015 and 2014 (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$75,676	$94,538	$120,075	$184,238
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	11,041	5,279	26,449	(5,298)
Applicable income taxes	(4,526)	(2,163)	(10,843)	2,170
Unrecognized income (loss) arising during period, net of income taxes	6,515	3,116	15,606	(3,128)

Amortization of actuarial losses, net included in net periodic benefit cost	237	678	802	1,237
Applicable income taxes	(95)	(278)	(327)	(507)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	142	400	475	730

Settlement loss included in net periodic benefit cost	755	1,482	1,709	3,328
Applicable income taxes	(310)	(607)	(701)	(1,363)
Settlement loss included in net periodic benefit cost, net of income taxes	445	875	1,008	1,965
Other comprehensive income (loss)	7,102	4,391	17,089	(433)
Comprehensive income	82,778	98,929	137,164	183,805
Comprehensive loss (income) attributable to noncontrolling interests	(81)	(328)	153	(265)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$82,697	$98,601	$137,317	$183,540

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$120,075	$184,238
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	10,502	(3,076)
Depreciation and amortization (including impairments)	432,829	435,373
Gain on investments, net	(45,747)	(36,837)
Gain on equity derivative contracts, net	(23,473)	(6,036)
Loss on extinguishment of debt and write-off of deferred financing costs	1,735	8,298
Amortization of deferred financing costs and discounts on indebtedness	11,760	11,324
Share-based compensation expense related to equity classified awards	27,850	22,601
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	2,511	4,565
Deferred income taxes	105,909	81,485
Provision for doubtful accounts	16,128	21,043
Excess tax benefit related to share-based awards	(4,323)	(746)
Changes in other assets and liabilities	(71,521)	(14,754)
Net cash provided by operating activities	584,235	707,478
Cash flows from investing activities:
Capital expenditures	(381,305)	(425,193)
Proceeds related to sale of equipment, including costs of disposal	3,219	3,209
Increase in other investments	(393)	(616)
Additions to other intangible assets	(7,032)	(540)
Net cash used in investing activities	(385,511)	(423,140)
Cash flows from financing activities:
Repayment of credit facility debt	(230,415)	(759,861)
Repayment of notes payable	(2,458)	(2,306)
Proceeds from issuance of senior notes	—	750,000
Repurchase of senior notes, including premiums and fees	—	(27,173)
Proceeds from collateralized indebtedness	467,804	273,519
Repayment of collateralized indebtedness and related derivative contracts	(392,192)	(226,250)
Proceeds from stock option exercises	13,451	21,159
Dividend distributions to common stockholders	(84,669)	(80,630)
Principal payments on capital lease obligations	(9,028)	(7,030)
Deemed repurchases of restricted stock	(18,265)	(6,608)
Additions to deferred financing costs	—	(13,579)
Distributions to noncontrolling interests, net	(901)	(778)
Excess tax benefit related to share-based awards	4,323	746
Net cash used in financing activities	(252,350)	(78,791)
Net increase (decrease) in cash and cash equivalents from continuing operations	(53,626)	205,547
Cash flows of discontinued operations:
Net cash used in operating activities	(192)	(786)
Net cash used in investing activities	(30)	(196)
Net decrease in cash and cash equivalents from discontinued operations	(222)	(982)
Cash and cash equivalents at beginning of year	850,413	702,224
Cash and cash equivalents at end of period	$796,565	$906,789

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$756,387	$813,396
Accounts receivable, trade (less allowance for doubtful accounts of $12,073 and $12,112)	286,057	277,526
Prepaid expenses and other current assets	163,980	131,891
Amounts due from affiliates	888	1,694
Investment securities pledged as collateral	645,832	622,958
Derivative contracts	453	—
Total current assets	1,853,597	1,847,465
Property, plant and equipment, net of accumulated depreciation of $9,515,072 and $9,454,315	2,978,229	3,025,747
Investment securities pledged as collateral	645,832	622,958
Derivative contracts	30,361	7,317
Other assets	34,372	44,505
Amortizable intangible assets, net of accumulated amortization of $63,385 and $60,018	39,564	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $38,045 and $32,983	53,010	59,470
	$6,638,753	$6,648,031

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except membership unit amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND MEMBER DEFICIENCY
Current Liabilities:
Accounts payable	$424,083	$431,761
Accrued liabilities	524,998	525,774
Amounts due to affiliates	260,089	135,636
Deferred tax liability	160,378	105,285
Deferred revenue	54,559	52,932
Liabilities under derivative contracts	36,495	93,010
Credit facility debt	59,813	61,849
Collateralized indebtedness	516,635	466,335
Capital lease obligations	19,252	17,216
Notes payable	17,500	12,968
Total current liabilities	2,073,802	1,902,766
Deferred revenue	5,174	4,701
Liabilities under derivative contracts	—	9,207
Other liabilities	236,656	282,920
Deferred tax liability	607,111	626,367
Credit facility debt	2,491,616	2,718,800
Collateralized indebtedness	610,906	519,848
Capital lease obligations	25,278	29,196
Notes payable	6,318	10,943
Senior notes and debentures	3,063,578	3,062,126
Total liabilities	9,120,439	9,166,874
Commitments and contingencies
Redeemable noncontrolling interests	8,248	8,676
Member's Deficiency:
Accumulated deficit	(1,862,371)	(2,024,065)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	9,318	149,457
	(2,464,508)	(2,486,063)
Accumulated other comprehensive loss	(25,146)	(42,235)
Total member's deficiency	(2,489,654)	(2,528,298)
Noncontrolling interest	(280)	779
Total deficiency	(2,489,934)	(2,527,519)
	$6,638,753	$6,648,031
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net (including revenues, net from affiliates of $1,605, $1,586, $2,796 and $2,910, respectively) (See Note 15)	$1,653,393	$1,628,137	$3,268,164	$3,203,723
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $44,426, $45,714, $89,363 and $91,782, respectively) (See Note 15)	805,596	788,317	1,601,484	1,561,300
Selling, general and administrative (including net charges from affiliates of $1,502, $1,014, $3,430 and $2,316, respectively) (See Note 15)	389,408	363,187	766,172	743,407
Restructuring expense (credits)	(4)	(348)	(536)	667
Depreciation and amortization (including impairments)	213,929	221,088	432,829	435,373
	1,408,929	1,372,244	2,799,949	2,740,747
Operating income	244,464	255,893	468,215	462,976
Other income (expense):
Interest expense	(90,339)	(87,580)	(179,891)	(172,800)
Interest income	12,175	12,117	24,352	24,202
Gain on investments, net	78,818	78,612	45,747	36,837
Gain (loss) on equity derivative contracts, net	(22,693)	(32,613)	23,473	6,036
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(7,687)	(1,735)	(7,687)
Miscellaneous, net	1,307	1,806	2,314	2,537
	(22,467)	(35,345)	(85,740)	(110,875)
Income from continuing operations before income taxes	221,997	220,548	382,475	352,101
Income tax expense	(108,193)	(91,227)	(175,735)	(93,025)
Income from continuing operations, net of income taxes	113,804	129,321	206,740	259,076
Income (loss) from discontinued operations, net of income taxes	—	3,510	(10,502)	3,076
Net income	113,804	132,831	196,238	262,152
Net loss (income) attributable to noncontrolling interests	(81)	(328)	153	(265)
Net income attributable to CSC Holdings, LLC's sole member	$113,723	$132,503	$196,391	$261,887

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$113,723	$128,993	$206,893	$258,811
Income (loss) from discontinued operations, net of income taxes	—	3,510	(10,502)	3,076
Net income	$113,723	$132,503	$196,391	$261,887

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$113,804	$132,831	$196,238	$262,152
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	11,041	5,279	26,449	(5,298)
Applicable income taxes	(4,526)	(2,163)	(10,843)	2,170
Unrecognized income (loss) arising during period, net of income taxes	6,515	3,116	15,606	(3,128)
Amortization of actuarial losses, net included in net periodic benefit cost	237	678	802	1,237
Applicable income taxes	(95)	(278)	(327)	(507)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	142	400	475	730

Settlement loss included in net periodic benefit cost	755	1,482	1,709	3,328
Applicable income taxes	(310)	(607)	(701)	(1,363)
Settlement loss included in net periodic benefit cost, net of income taxes	445	875	1,008	1,965
Other comprehensive income (loss)	7,102	4,391	17,089	(433)
Comprehensive income	120,906	137,222	213,327	261,719
Comprehensive loss (income) attributable to noncontrolling interests	(81)	(328)	153	(265)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$120,825	$136,894	$213,480	$261,454

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$196,238	$262,152
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	10,502	(3,076)
Depreciation and amortization (including impairments)	432,829	435,373
Gain on investments, net	(45,747)	(36,837)
Gain on equity derivative contracts, net	(23,473)	(6,036)
Loss on extinguishment of debt and write-off of deferred financing costs	1,735	7,687
Amortization of deferred financing costs and discounts on indebtedness	7,380	7,263
Share-based compensation expense related to Cablevision equity classified awards	27,850	22,601
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	2,511	4,565
Deferred income taxes	31,264	(19,940)
Provision for doubtful accounts	16,128	21,043
Excess tax benefit related to share-based awards	(10,795)	(1,587)
Changes in other assets and liabilities	52,832	140,803
Net cash provided by operating activities	699,254	834,011
Cash flows from investing activities:
Capital expenditures	(381,305)	(425,193)
Proceeds related to sale of equipment, including costs of disposal	3,219	3,209
Increase in other investments	(393)	(616)
Additions to other intangible assets	(7,032)	(540)
Net cash used in investing activities	(385,511)	(423,140)
Cash flows from financing activities:
Repayment of credit facility debt	(230,415)	(759,861)
Repayment of notes payable	(2,458)	(2,306)
Proceeds from issuance of senior notes	—	750,000
Proceeds from collateralized indebtedness	467,804	273,519
Repayment of collateralized indebtedness and related derivative contracts	(392,192)	(226,250)
Distributions to Cablevision	(214,135)	(218,319)
Principal payments on capital lease obligations	(9,028)	(7,030)
Additions to deferred financing costs	—	(13,579)
Distributions to noncontrolling interests, net	(901)	(778)
Excess tax benefit related to share-based awards	10,795	1,587
Net cash used in financing activities	(370,530)	(203,017)
Net increase (decrease) in cash and cash equivalents from continuing operations	(56,787)	207,854
Cash flows of discontinued operations:
Net cash used in operating activities	(192)	(786)
Net cash used in investing activities	(30)	(196)
Net decrease in cash and cash equivalents from discontinued operations	(222)	(982)
Cash and cash equivalents at beginning of year	813,396	651,058
Cash and cash equivalents at end of period	$756,387	$857,930

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
The financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions: Cablevision has $2,794,626 of senior notes outstanding at June 30, 2015 (excluding the $611,455 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC ("Newsday Holdings")) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings, which is eliminated in Cablevision's results of operations.
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
Recently Issued But Not Yet Adopted Accounting Pronouncement
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB approved deferring the effective date by one year so that ASU No. 2014-09 would become effective for the Company on January 1, 2018. The FASB also approved, in July 2015, permitting the early adoption of ASU No. 2014-09, but not before the original effective date for the Company as of January 1, 2017. The Company has not yet completed the evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Early adoption is permitted for financial statements that have not been previously issued. ASU No. 2015-03 becomes effective for the Company on January 1, 2016 and will be applied on a retrospective basis.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance becomes effective for the Company on January 1, 2016 with early adoption permitted. The Company can elect to adopt ASU No. 2015-05 prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company does not believe ASU No. 2015-05 will have a significant impact on its consolidated financial statements upon adoption on January 1, 2016.

NOTE 3.	DIVIDENDS
During the six months ended June 30, 2015, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 24, 2015	$0.15	March 16, 2015	April 3, 2015
May 1, 2015	$0.15	May 22, 2015	June 12, 2015
Cablevision paid dividends aggregating $84,669, including accrued dividends on vested restricted shares of $3,935 during the six months ended June 30, 2015.  In addition, as of June 30, 2015, up to approximately $6,828 will be paid when, and if, restricted shares and performance based restricted stock units vest.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the six months ended June 30, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $214,135.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends;

•	Cablevision's interest payments on its senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Cablevision
Basic income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options, restricted stock and restricted stock units. For such awards that are performance based, the diluted effect is reflected upon the achievement of the performance criteria.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Cablevision stockholders for the three and six months ended June 30, 2015 and 2014:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2015		Ended June 30, 2014
	(in thousands)
Basic weighted average shares outstanding	269,301	268,614	263,730	263,033

Effect of dilution:
Stock options	3,039	2,872	3,456	3,420
Restricted stock	2,888	3,316	2,074	2,276
Diluted weighted average shares outstanding	275,228	274,802	269,260	268,729
For the three and six months ended June 30, 2015, anti-dilutive shares totaling approximately 2,000,000 and 2,337,000 shares, have been excluded from diluted weighted average shares outstanding.  Approximately 630,000 restricted shares and 1,812,000 performance based restricted stock units for the three and six months ended June 30, 2015 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
For the three and six months ended June 30, 2014, anti-dilutive shares totaling approximately 2,100,000 and 1,415,000 shares have been excluded from diluted weighted average shares outstanding.  Approximately 1,990,000 restricted shares for the three and six months ended June 30, 2014 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
CSC Holdings
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2015, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $51,116 and $100,686, respectively.  For the three and six months ended

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

June 30, 2014, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $44,417 and $87,255, respectively.

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
During the six months ended June 30, 2015 and 2014, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2015	2014
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Property and equipment accrued but unpaid	$44,412	$41,593
Notes payable to vendor	8,318	34,522
Capital lease obligations	7,329	14,642
Intangible asset obligations	566	157
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	2,444	1,830
Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	278,003	269,231
Income taxes paid, net	359	5,081
Continuing Operations - CSC Holdings:
Cash interest paid	171,049	161,413
Income taxes paid, net	359	5,081

NOTE 7.	DEBT
Repayment of Credit Facility Debt - CSC Holdings
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with the repayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of $731 and wrote-off unamortized deferred financing costs related to this loan facility of $1,004.

NOTE 8.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014:

Derivatives Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2015	Fair Value at December 31, 2014	Fair Value at June 30, 2015	Fair Value at December 31, 2014

Prepaid forward contracts	Current derivative contracts	$453	$—	$36,495	$93,010
Prepaid forward contracts	Long-term derivative contracts	30,361	7,317	—	9,207
Total derivative contracts		$30,814	$7,317	$36,495	$102,217
These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain (loss) of $(22,693) and $23,473, respectively, for the three and six months ended June 30, 2015 and $(32,613) and $6,036, respectively, for the three and six months ended June 30, 2014, have been reflected in gain (loss) on equity derivative contracts, net in the accompanying condensed consolidated statements of income.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the six months ended June 30, 2015.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	8,069,934
Collateralized indebtedness settled	$(326,446)
Derivative contracts settled	(65,746)
(392,192)
Proceeds from new monetization contracts	467,804
Net cash receipt	$75,612

NOTE 9.	FAIR VALUE MEASUREMENT
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Level I	Level II	Level III	Total
Assets:
Money market funds	$706,792	$—	$—	$706,792
Investment securities	132	—	—	132
Investment securities pledged as collateral	1,291,664	—	—	1,291,664
Prepaid forward contracts	—	30,814	—	30,814

Liabilities:
Prepaid forward contracts	—	36,495	—	36,495

	At December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Money market funds	$736,330	$—	$—	$736,330
Investment securities	132	—	—	132
Investment securities pledged as collateral	1,245,916	—	—	1,245,916
Prepaid forward contracts	—	7,317	—	7,317

Liabilities:
Prepaid forward contracts	—	102,217	—	102,217
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		June 30, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$661,702
Debt instruments:
Credit facility debt (b)	Level II	$2,551,429	$2,555,560
Collateralized indebtedness	Level II	1,127,541	1,111,901
Senior notes and debentures	Level II	3,063,578	3,249,629
Notes payable	Level II	23,818	23,704
CSC Holdings total debt instruments		6,766,366	6,940,794
Cablevision senior notes	Level II	2,794,626	2,963,053
Cablevision total debt instruments		$9,560,992	$9,903,847

		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$680,587
Debt instruments:
Credit facility debt (b)	Level II	$2,780,649	$2,785,975
Collateralized indebtedness	Level II	986,183	957,803
Senior notes and debentures	Level II	3,062,126	3,368,875
Notes payable	Level II	23,911	23,682
CSC Holdings total debt instruments		6,852,869	7,136,335
Cablevision senior notes	Level II	2,793,741	3,048,387
Cablevision total debt instruments		$9,646,610	$10,184,722

(a)	These notes are eliminated at the consolidated Cablevision level.

(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.
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

NOTE 10.	DISCONTINUED OPERATIONS
For the six months ended June 30, 2015, the Company recorded an expense of $9,400 plus statutory interest of $8,400 (an aggregate of $10,502, net of income taxes) with respect to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued (see Note 13). Income from discontinued operations for the six months ended June 30, 2014 amounted to $5,455 ($3,076, net of income taxes) and resulted primarily from the settlement of a contingency related to Montana property taxes related to Bresnan Broadband Holdings, LLC, a business which was sold in 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 11.	INCOME TAXES
Cablevision
Cablevision recorded income tax expense of $78,609 and $116,549 for the three and six months ended June 30, 2015, respectively, reflecting an effective tax rate of 51% and 47%, respectively. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, Cablevision recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. Absent this item, the effective tax rate for the three and six months ended June 30, 2015 would have been 40% and 41%, respectively.
Cablevision recorded income tax expense of $61,848 and $34,909 for the three and six months ended June 30, 2014, respectively, reflecting an effective tax rate of 40% and 16%, respectively. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the six months ended June 30, 2014 would have been 41%.
As of June 30, 2015, Cablevision's federal net operating loss and tax credit carryforwards were approximately $425,000 and $58,000, respectively. Subsequent to the full utilization of such carryforwards, payments for income taxes are expected to increase significantly.
CSC Holdings
CSC Holdings recorded income tax expense of $108,193 and $175,735 for the three and six months ended June 30, 2015, respectively, reflecting an effective tax rate of 49% and 46%, respectively. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, CSC Holdings recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. Absent this item, the effective tax rate for the three and six months ended June 30, 2015 would have been 41% and 42%, respectively.
CSC Holdings recorded income tax expense of $91,227 and $93,025 for the three and six months ended June 30, 2014, respectively, reflecting an effective tax rate of 41% and 26%, respectively. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, CSC Holdings recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the six months ended June 30, 2014 would have been 42%.

NOTE 12.	EQUITY PLANS
Cablevision's Equity Plans
2015 Employee Stock Plan
In March 2015, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2015 Employee Stock Plan ("2015 Plan"), which was approved by Cablevision's stockholders at its annual stockholders meeting on May 21, 2015. Under the 2015 Plan, Cablevision is authorized to grant stock options, restricted shares, restricted stock units, stock appreciation rights, and other equity-based awards. The Company may grant awards for up to 25,000,000 shares of CNYG Class A common stock under the 2015 Plan. Options and stock appreciation rights under the 2015 Plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the 2015 Plan, including vesting and exercisability, will be determined by Cablevision's compensation committee and may be based upon performance criteria. No awards had been granted under the 2015 Plan as of June 30, 2015.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

As a result of the approval of the 2015 Plan by Cablevision's stockholders, all remaining available shares (other than those subject to outstanding grants of restricted stock or stock options) under the Amended and Restated 2006 Employee Stock Plan have been canceled and no further awards will be granted.
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
The following assumptions were used to calculate the fair value of the stock options award granted in the first quarter of 2015:

Risk-free interest rate	1.82%
Expected life (in years)	8 years
Dividend yield	3.63%
Volatility	39.98%
Grant date fair value	$5.45
The following table summarizes activity relating to Company employees who held Cablevision stock options for the six months ended June 30, 2015:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Based Vesting Options			Aggregate Intrinsic Value (a)
Balance, December 31, 2014	5,097,666	7,633,500	$14.41	7.17	$79,347
Granted	2,000,000	—	19.17
Exercised	(302,500)	(736,383)	12.74
Balance, June 30, 2015	6,795,166	6,897,117	$15.23	7.26	$119,267
Options exercisable at June 30, 2015	795,166	6,897,117	$13.90	6.15	$77,207
Options expected to vest in the future	6,000,000	—	$16.93	8.68	$42,060

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on June 30, 2015 or December 31, 2014, as indicated, and June 30, 2015 in the case of options exercisable and options expected to vest in the future.

In addition, as of June 30, 2015, AMC Networks Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden") employees held a total of 108,066 Cablevision stock options.  These stock options are not expensed by the Company; however, such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Restricted Stock Award Activity
The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2015:

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2014	5,314,870	2,035,300	$15.46
Granted	1,703,130	584,400	19.17
Vested	(1,571,162)	(739,600)	14.47
Awards forfeited	(292,265)	—	16.47
Unvested award balance, June 30, 2015	5,154,573	1,880,100	16.94
During the six months ended June 30, 2015, 2,310,762 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 977,749 of these shares, with an aggregate value of $18,265, were surrendered to the Company.  These acquired shares have been classified as treasury stock.
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
Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  On January 9, 2015, plaintiffs filed a motion for class certification. Motion practice and discovery have been stayed pending settlement discussions. While a loss is reasonably possible, the present state of settlement negotiations leaves the Company currently unable to estimate a range of possible loss.
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
Other Litigation
Friedman v. Charles Dolan, et al.: On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee. The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012. The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees. Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer. The motions to dismiss were filed on June 16, 2014. Oral argument took place on January 23, 2015. On June 30, 2015, the Court granted the individual defendants’ motions to dismiss. On July 30, 2015, plaintiff filed a notice of appeal. The Company does not believe that this lawsuit will have a material adverse effect on results of operations or the financial position of the Company.
In April 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York State Supreme Court.  The lawsuit raises compensation-related claims related to events from 2005 to 2008.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision. In April 2015, the Court granted summary judgment in favor of the plaintiff on liability, with damages still to be determined.  On June 18, 2015, the Company filed a notice of appeal. The Company has recorded an expense for the amount of damages reasonably estimable at this time, which is reflected in discontinued operations in the accompanying condensed consolidated statements of income for the six months ended June 30, 2015 (see Note 10). It is possible that the amount of damages ultimately determined could exceed the amount recorded.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net from continuing operations
Cable	$1,481,144	$1,454,911	$2,932,682	$2,872,059
Lightpath	91,040	88,030	182,164	174,784
Other	91,311	94,868	173,091	176,350
Inter-segment eliminations (a)	(10,102)	(9,672)	(19,773)	(19,470)
	$1,653,393	$1,628,137	$3,268,164	$3,203,723

Inter-segment revenues
Cable	$(836)	$(436)	$(1,116)	$(961)
Lightpath	(4,646)	(4,554)	(9,391)	(9,167)
Other	(4,620)	(4,682)	(9,266)	(9,342)
	$(10,102)	$(9,672)	$(19,773)	$(19,470)

Adjusted operating cash flow (deficit) from continuing operations
Cable	$462,697	$478,875	$909,252	$921,907
Lightpath	43,762	39,262	87,157	77,745
Other	(32,131)	(30,809)	(68,051)	(78,035)
	$474,328	$487,328	$928,358	$921,617

Depreciation and amortization (including impairments) included in continuing operations
Cable (b)	$(183,370)	$(190,649)	$(369,615)	$(375,855)
Lightpath (b)	(21,503)	(20,897)	(44,241)	(40,501)
Other	(9,056)	(9,542)	(18,973)	(19,017)
	$(213,929)	$(221,088)	$(432,829)	$(435,373)

Share-based compensation expense included in continuing operations
Cable	$(10,718)	$(7,519)	$(18,929)	$(15,602)
Lightpath	(1,926)	(1,357)	(3,308)	(2,776)
Other	(3,295)	(1,819)	(5,613)	(4,223)
	$(15,939)	$(10,695)	$(27,850)	$(22,601)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring credits (expense) included in continuing operations
Cable	$—	$141	$—	$19
Lightpath	—	11	—	15
Other	4	196	536	(701)
	$4	$348	$536	$(667)

Operating income (loss) from continuing operations
Cable	$268,609	$280,848	$520,708	$530,469
Lightpath	20,333	17,019	39,608	34,483
Other	(44,478)	(41,974)	(92,101)	(101,976)
	$244,464	$255,893	$468,215	$462,976

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to our Cable segment.

(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.
For the three and six months ended June 30, 2015 and 2014, Cable segment revenue was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$812,547	$805,852	$1,613,515	$1,599,298
High-speed data	370,170	354,376	733,042	701,275
Voice	232,059	226,833	463,652	446,955
Advertising	36,401	41,046	67,178	72,709
Other (including installation, advertising sales commissions, home shopping, and other products)	29,967	26,804	55,295	51,822
	$1,481,144	$1,454,911	$2,932,682	$2,872,059

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating income for reportable segments	$244,464	$255,893	$468,215	$462,976
Items excluded from operating income:
CSC Holdings interest expense	(90,339)	(87,580)	(179,891)	(172,800)
CSC Holdings interest income	161	103	325	175
CSC Holdings intercompany interest income	12,014	12,014	24,027	24,027
Gain on investments, net	78,818	78,612	45,747	36,837
Gain (loss) on equity derivative contracts, net	(22,693)	(32,613)	23,473	6,036
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(7,687)	(1,735)	(7,687)
Miscellaneous, net	1,307	1,806	2,314	2,537
CSC Holdings income from continuing operations before income taxes	221,997	220,548	382,475	352,101
Cablevision interest expense	(55,705)	(55,662)	(111,334)	(111,398)
Intercompany interest expense	(12,014)	(12,014)	(24,027)	(24,027)
Cablevision interest income	7	4	12	6
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	—	—	(611)
Cablevision income from continuing operations before income taxes	$154,285	$152,876	$247,126	$216,071
The following table summarizes the Company's capital expenditures by reportable segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital expenditures
Cable	$185,997	$207,255	$319,568	$352,580
Lightpath	23,062	26,097	46,794	52,967
Other	5,615	5,766	14,943	19,646
	$214,674	$239,118	$381,305	$425,193
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
The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues, net	$1,605	$1,586	$2,796	$2,910
Operating expenses:
Technical expenses, net of credits (a)	$44,426	$45,714	$89,363	$91,782
Selling, general and administrative expenses, net of credits	1,502	1,014	3,430	2,316
Operating expenses, net	45,928	46,728	92,793	94,098
Net charges	$44,323	$45,142	$89,997	$91,188

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
Cablevision Dividend
On August 6, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 10, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 21, 2015.

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
Cable
Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2015, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services which accounted for 52%, 23%, and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations.  These monthly charges include fees for video programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.
Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our video customers, speed tier upgrades by our high-speed data customers, and acquisition transactions that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines, including commercial establishments that have connected to our cable distribution network). Due to the high penetration of our video, high-speed data and VoIP services (52.0%, 54.9%, and 43.6%, respectively, of serviceable passings at June 30, 2015), our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.
We face competition from telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail under “Competition” in our Annual Report on Form 10-K for the year ended December 31, 2014, we face intense competition from Verizon Communications Inc. ("Verizon") and Frontier Communications Corporation ("Frontier"). Verizon has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build-out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets DBS services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high-speed data and VoIP services in the future.
Frontier offers video service, as well as high-speed data and VoIP services, in competition with us in most of our Connecticut service area.  Frontier also markets DBS services in this service area. Verizon and Frontier have made and may continue to make promotional offers at prices lower than ours. This competition affects our ability to add or retain customers and creates pressure upon the pricing of our services. Competition, particularly from Verizon, which has significantly greater financial resources than we do, has negatively impacted our revenues and caused subscriber declines in our service areas. To the extent Verizon and Frontier continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The two major DBS services, DISH Network Corporation and DIRECTV, are available to the vast majority of our customers.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices. Each of these competitors has significantly greater financial resources than we do.
Our revenues have also been negatively impacted by the prolonged weak economic conditions as customers with less disposable income may have been more willing to obtain services from our competitors or other sources.  Our revenues may continue to be negatively impacted by the prolonged weak economic conditions in certain portions of our service area.  In addition, new and existing customers are able to obtain video content from a wide variety of sources, including Internet-delivered content. Also, new and existing customers may choose to use a mobile device as their sole source of voice services.  Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we may continue to do so in the future.  For example, we have deployed WiFi access points throughout our footprint and in the first quarter of 2015, we launched Freewheel, a new all-WiFi phone service providing unlimited data, talk and text that works anywhere in the world where WiFi is accessible and operates only when the device is connected to a WiFi signal.
Our programming costs, which are the most significant component of our Cable segment's operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See "Business Segments Results - Cable" below for a further discussion of revenues and operating expenses.
Lightpath
Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2015.  Lightpath derives revenues from the sale of fiber-based telecommunications services to the business market. Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T Inc., other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.
Other
Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2015, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
Newsday
Newsday's revenue is derived primarily from the sale of advertising and the sale of the Newsday daily newspaper, including home delivery, digital subscriptions, and single copy sales through local retail outlets ("circulation revenue").  For the six months ended June 30, 2015, advertising revenues accounted for 63% and circulation revenues accounted for 36% of the total revenues of Newsday.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation
The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:
STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,653,393	100%	$1,628,137	100%	$25,256
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	805,596	49	788,317	48	(17,279)
Selling, general and administrative	389,408	24	363,187	22	(26,221)
Restructuring credits	(4)	—	(348)	—	(344)
Depreciation and amortization (including impairments)	213,929	13	221,088	14	7,159
Operating income	244,464	15	255,893	16	(11,429)
Other income (expense):
Interest expense, net	(145,876)	(9)	(143,135)	(9)	(2,741)
Gain on investments, net	78,818	5	78,612	5	206
Loss on equity derivative contracts, net	(22,693)	(1)	(32,613)	(2)	9,920
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	—	(7,687)	—	5,952
Miscellaneous, net	1,307	—	1,806	—	(499)
Income from continuing operations before income taxes	154,285	9	152,876	9	1,409
Income tax expense	(78,609)	(5)	(61,848)	(4)	(16,761)
Income from continuing operations, net of income taxes	75,676	5	91,028	6	(15,352)
Income from discontinued operations, net of income taxes	—	—	3,510	—	(3,510)
Net income	75,676	5	94,538	6	(18,862)
Net income attributable to noncontrolling interests	(81)	—	(328)	—	247
Net income attributable to Cablevision Systems Corporation stockholders	$75,595	5%	$94,210	6%	$(18,615)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$3,268,164	100%	$3,203,723	100%	$64,441
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,601,484	49	1,561,300	49	(40,184)
Selling, general and administrative	766,172	23	743,407	23	(22,765)
Restructuring expense (credits)	(536)	—	667	—	1,203
Depreciation and amortization (including impairments)	432,829	13	435,373	14	2,544
Operating income	468,215	14	462,976	14	5,239
Other income (expense):
Interest expense, net	(290,888)	(9)	(284,017)	(9)	(6,871)
Gain on investments, net	45,747	1	36,837	1	8,910
Gain on equity derivative contracts, net	23,473	1	6,036	—	17,437
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	—	(8,298)	—	6,563
Miscellaneous, net	2,314	—	2,537	—	(223)
Income from continuing operations before income taxes	247,126	8	216,071	7	31,055
Income tax expense	(116,549)	(4)	(34,909)	(1)	(81,640)
Income from continuing operations, net of income taxes	130,577	4	181,162	6	(50,585)
Income (loss) from discontinued operations, net of income taxes	(10,502)	—	3,076	—	(13,578)
Net income	120,075	4	184,238	6	(64,163)
Net loss (income) attributable to noncontrolling interests	153	—	(265)	—	418
Net income attributable to Cablevision Systems Corporation stockholders	$120,228	4%	$183,973	6%	$(63,745)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014

Operating income	$244,464	$255,893	$(11,429)
Share-based compensation	15,939	10,695	5,244
Restructuring credits	(4)	(348)	344
Depreciation and amortization (including impairments)	213,929	221,088	(7,159)
AOCF	$474,328	$487,328	$(13,000)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,		Favorable (Unfavorable)
	2015	2014

Operating income	$468,215	$462,976	$5,239
Share-based compensation	27,850	22,601	5,249
Restructuring expense (credits)	(536)	667	(1,203)
Depreciation and amortization (including impairments)	432,829	435,373	(2,544)
AOCF	$928,358	$921,617	$6,741
Comparison of Three and Six Months Ended June 30, 2015 Versus Three and Six Months Ended June 30, 2014
Consolidated Results - Cablevision Systems Corporation
We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;

•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and

•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.
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
Revenues, net for the three and six months ended June 30, 2015 increased $25,256 (2%) and $64,441 (2%), respectively, as compared to revenues, net for the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Increase in revenues of the Cable segment	$26,233	$60,623
Increase in revenues of the Lightpath segment	3,010	7,380
Decrease in revenues of the Other segment	(3,557)	(3,259)
Inter-segment eliminations	(430)	(303)
	$25,256	$64,441
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $17,279 (2%) and $40,184 (3%), respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Increase in expenses of the Cable segment	$22,239	$46,720
Decrease in expenses of the Lightpath segment	(1,074)	(627)
Decrease in expenses of the Other segment	(3,991)	(6,058)
Inter-segment eliminations	105	149
	$17,279	$40,184
Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $26,221 (7%) and $22,765 (3%), respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Increase in expenses of the Cable segment	$23,371	$29,885
Increase (decrease) in expenses of the Lightpath segment	153	(873)
Increase (decrease) in expenses of the Other segment	3,232	(5,795)
Inter-segment eliminations	(535)	(452)
	$26,221	$22,765
Depreciation and amortization (including impairments) decreased $7,159 (3%) and $2,544 (1%), respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The net decreases are attributable to the following:

	Three Months	Six Months
	June 30, 2015
Decrease in expenses of the Cable segment	$(7,279)	$(6,240)
Increase in expenses of the Lightpath segment	606	3,740
Decrease in expenses of the Other segment	(486)	(44)
	$(7,159)	$(2,544)
Adjusted operating cash flow decreased $13,000 (3%) for the three months ended June 30, 2015 and increased $6,741 (1%) for the six months ended June 30, 2015 as compared to the same periods in 2014.  The increases (decreases) are attributable to the following:

	Three Months	Six Months
	June 30, 2015
Decrease in AOCF of the Cable segment	$(16,178)	$(12,655)
Increase in AOCF of the Lightpath segment	4,500	9,412
Increase (decrease) in AOCF of the Other segment	(1,322)	9,984
	$(13,000)	$6,741

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Interest expense, net increased $2,741 (2%) and $6,871 (2%), respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Six Months
	June 30, 2015
Increase due to change in average interest rates on our indebtedness	$5,124	$9,822
Decrease due to change in average debt balances	(2,572)	(3,318)
Higher interest income	(61)	(156)
Other net increases, primarily interest expense related to capital leases	250	523
	$2,741	$6,871
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain on investments, net of $78,818 and $45,747 for the three and six months ended June 30, 2015, respectively, and $78,612 and $36,837 for the three and six months ended June 30, 2014, respectively, consists primarily of the increase in the fair value of Comcast Corporation ("Comcast") common stock owned by the Company.
Gain (loss) on equity derivative contracts, net of $(22,693) and $23,473 for the three and six months ended June 30, 2015, respectively, and $(32,613) and $6,036 for the three and six months ended June 30, 2014, respectively, consists of unrealized and realized gains (losses) due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,735 for the three and six months ended June 30, 2015 and includes the write-off of unamortized deferred financing and the unamortized discount of $1,004 and $731, respectively, related to the $200,000 repayment on CSC Holdings Term B loan facility with cash on hand.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $7,687 and $8,298 for the three and six months ended June 30, 2014, respectively, and includes the write-off of deferred financing costs and the unamortized discount of $4,447 and $3,240, respectively, related to the $750,000 repayment of CSC Holdings' outstanding Term B loan facility. In addition, the six month 2014 period includes the write-off of unamortized deferred financing costs of $1,269 and a net gain of $658, net of fees recognized in connection with the repurchase of Cablevision's outstanding 5-7/8% senior notes due September 2022.
Income tax expense amounted to $78,609 and $116,549 for the three and six months ended June 30, 2015, respectively, reflecting an effective tax rate of 51% and 47%, respectively. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, Cablevision recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. Absent this item, the effective tax rate for the three and six months ended June 30, 2015 would have been 40% and 41%, respectively.
Cablevision recorded income tax expense of $61,848 and $34,909 for the three and six months ended June 30, 2014, respectively, reflecting an effective tax rate of 40% and 16%, respectively. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the six months ended June 30, 2014 would have been 41%.
As of June 30, 2015, Cablevision's federal net operating loss and tax credit carryforwards were approximately $425,000 and $58,000, respectively. Subsequent to the full utilization of such carryforwards, payments for income taxes are expected to increase significantly.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,481,144	100%	$1,454,911	100%	$26,233
Technical and operating expenses (excluding depreciation and amortization shown below)	731,267	49	709,028	49	(22,239)
Selling, general and administrative expenses	297,898	20	274,527	19	(23,371)
Restructuring credits	—	—	(141)	—	(141)
Depreciation and amortization	183,370	12	190,649	13	7,279
Operating income	$268,609	18%	$280,848	19%	$(12,239)

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$2,932,682	100%	$2,872,059	100%	$60,623
Technical and operating expenses (excluding depreciation and amortization shown below)	1,451,410	49	1,404,690	49	(46,720)
Selling, general and administrative expenses	590,949	20	561,064	20	(29,885)
Restructuring credits	—	—	(19)	—	(19)
Depreciation and amortization	369,615	13	375,855	13	6,240
Operating income	$520,708	18%	$530,469	18%	$(9,761)

The following is a reconciliation of operating income to AOCF:
	Three Months Ended June 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount

Operating income	$268,609	$280,848	$(12,239)
Share-based compensation	10,718	7,519	3,199
Restructuring credits	—	(141)	141
Depreciation and amortization	183,370	190,649	(7,279)
AOCF	$462,697	$478,875	$(16,178)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$520,708	$530,469	$(9,761)
Share-based compensation	18,929	15,602	3,327
Restructuring credits	—	(19)	19
Depreciation and amortization	369,615	375,855	(6,240)
AOCF	$909,252	$921,907	$(12,655)
Revenues, net for the three and six months ended June 30, 2015 increased $26,233 (2%) and $60,623 (2%), respectively, as compared to revenues, net for the same periods in 2014.  The net increases are attributable to the following:

	Three Months Ended June 30,		Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$812,547	$805,852	$6,695	1%
High-speed data	370,170	354,376	15,794	4
Voice	232,059	226,833	5,226	2
Advertising	36,401	41,046	(4,645)	(11)
Other (including installation, advertising sales commissions, home shopping, and other products)	29,967	26,804	3,163	12
Total Cable	$1,481,144	$1,454,911	$26,233	2%

	Six Months Ended June 30,		Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$1,613,515	$1,599,298	$14,217	1%
High-speed data	733,042	701,275	31,767	5
Voice	463,652	446,955	16,697	4
Advertising	67,178	72,709	(5,531)	(8)
Other (including installation, advertising sales commissions, home shopping, and other products)	55,295	51,822	3,473	7
Total Cable	$2,932,682	$2,872,059	$60,623	2%
The net revenue increases for the three and six months ended June 30, 2015 as compared to the same periods in the prior year were due primarily to rate increases:  (i) for certain video and voice services implemented during the second quarter of 2014, (ii) for certain high-speed data services implemented during the fourth quarter of 2014, and (iii) for certain video services implemented during the first quarter of 2015, and lower net promotional activity as a result of continued disciplined pricing policies.  In addition, pay-per-view revenue increased approximately $8,800 in the second quarter of 2015 primarily due to a boxing event.  Partially offsetting these increases was a decrease in revenue due primarily to a decline in video and voice customers for the three and six months ended June 30, 2015 and a decrease in advertising revenue due primarily to a decline in spending in the gaming, banking, political, and cable programming sectors.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents certain statistical information as of the dates indicated:

	June 30, 2015	March 31, 2015	June 30, 2014
	(in thousands)
Total customers	3,117	3,112	3,165
Video customers	2,637	2,653	2,771
High-speed data customers	2,781	2,767	2,779
Voice customers	2,208	2,215	2,273
Serviceable passings	5,067	5,055	5,052
Average monthly revenue per customer ("RPC") (a)	$158.52	$155.34	$152.72

(a)
RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable systems for the respective period.

The following table reflects our net customer increase (decrease) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total customers	5.1	(20.2)	(0.5)	(22.9)
Video customers	(16.4)	(28.4)	(45.0)	(42.4)
High-speed data customers	14.4	(9.7)	21.6	(1.3)
Voice customers	(7.1)	(6.5)	(21.1)	1.1
We believe our video and voice customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, the result of disciplined pricing and credit policies and prolonged weak economic conditions in certain portions of our service area.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.
Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2015 increased $22,239 (3%) and $46,720 (3%), respectively, as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Increase in programming costs due primarily to contractual rate increases and a boxing event in the second quarter of 2015, partially offset by lower video customers	$15,477	$40,271
Increase in employee related costs primarily related to merit increases	4,826	6,105
Increase in franchise and other fees due primarily to increases in rates in certain areas, partially offset by lower video customers	1,806	3,528
Decrease in contractor costs due primarily to lower truck rolls	(4,395)	(10,015)
Other net increases (includes insurance recovery related to Superstorm Sandy of $1,706 and $1,291 in the first and second quarter of 2014, respectively)	4,525	6,831
	$22,239	$46,720
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

which typically vary based on rate changes and the level of usage by our customers, (iii) the cost of sale of equipment, and (iv) other direct costs associated with providing and maintaining services to our customers which are impacted by general cost increases for employees, contractors, insurance and other various expenses.
Our programming costs increased 5% for the six months ended June 30, 2015 as compared to the same period in 2014 due primarily to an increase in contractual programming rates, partially offset by a decrease in video customers.  Our programming costs in 2015 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
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
Selling, general and administrative expenses increased $23,371 (9%) and $29,885 (5%) for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Increase in legal costs	$11,191	$13,559
Increase in product development costs and other professional fees	4,036	9,472
Increase in advertising, marketing media placement and production costs	3,908	8,572
Increase in billing transaction fees (including a one-time credit of $1,813 recorded in the second quarter of 2014)	3,093	4,451
Increase in share-based compensation	3,199	3,327
Decrease in employee related costs related to the elimination of certain positions and lower commissions, partially offset by merit increases	(3,748)	(8,488)
Decrease in expenses related to long-term incentive plan awards primarily due to additional expense recorded in the first quarter of 2014 as a result of a change in the estimated payout for certain awards and the elimination of the cash portion of the 2015 awards	(83)	(6,031)
Other net increases (including an insurance recovery related to Superstorm Sandy of $922 primarily in the first quarter of 2014)	1,775	5,023
	$23,371	$29,885
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
Depreciation and amortization decreased $7,279 (4%) and $6,240 (2%), respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The net decreases are primarily due to certain assets being retired or becoming fully depreciated, partially offset by the depreciation of new asset purchases.
Adjusted operating cash flow decreased $16,178 (3%) and $12,655 (1%) for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  These decreases were due primarily to an increase in operating

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

expenses (excluding depreciation and amortization expense, restructuring credits and share-based compensation), partially offset by an increase in revenue, as discussed above.
Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$91,040	100%	$88,030	100%	$3,010
Technical and operating expenses (excluding depreciation and amortization shown below)	28,161	31	29,235	33	1,074
Selling, general and administrative expenses	21,043	23	20,890	24	(153)
Restructuring credits	—	—	(11)	—	(11)
Depreciation and amortization	21,503	24	20,897	24	(606)
Operating income	$20,333	22%	$17,019	19%	$3,314

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$182,164	100%	$174,784	100%	$7,380
Technical and operating expenses (excluding depreciation and amortization shown below)	56,796	31	57,423	33	627
Selling, general and administrative expenses	41,519	23	42,392	24	873
Restructuring credits	—	—	(15)	—	(15)
Depreciation and amortization	44,241	24	40,501	23	(3,740)
Operating income	$39,608	22%	$34,483	20%	$5,125
The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$20,333	$17,019	$3,314
Share-based compensation	1,926	1,357	569
Restructuring credits	—	(11)	11
Depreciation and amortization	21,503	20,897	606
AOCF	$43,762	$39,262	$4,500

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$39,608	$34,483	$5,125
Share-based compensation	3,308	2,776	532
Restructuring credits	—	(15)	15
Depreciation and amortization	44,241	40,501	3,740
AOCF	$87,157	$77,745	$9,412
Revenues, net for the three and six months ended June 30, 2015 increased $3,010 (3%) and $7,380 (4%), respectively, as compared to revenues, net for the same periods in 2014.  The net revenue increases were derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.
Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2015 decreased $1,074 (4%) and $627 (1%), respectively, as compared to the same periods in 2014.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.
Selling, general and administrative expenses increased $153 (1%) for the three months ended June 30, 2015 and decreased $873 (2%) for the six months ended June 30, 2015, as compared to the same periods in 2014.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.
Depreciation and amortization increased $606 (3%) and $3,740 (9%) for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due primarily to the depreciation of new asset purchases.
Adjusted operating cash flow increased $4,500 (11%) and 9,412 (12%) for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  The increases are due primarily to an increase in revenue, net, and a decrease in operating expenses (excluding depreciation and amortization, restructuring credits and share-based compensation), as discussed above.
Other
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$91,311	100%	$94,868	100%	$(3,557)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	54,012	59	58,003	61	3,991
Selling, general and administrative expenses	72,725	80	69,493	73	(3,232)
Restructuring credits	(4)	—	(196)	—	(192)
Depreciation and amortization (including impairments)	9,056	10	9,542	10	486
Operating loss	$(44,478)	(49)%	$(41,974)	(44)%	$(2,504)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$173,091	100%	$176,350	100%	$(3,259)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	109,170	63	115,228	65	6,058
Selling, general and administrative expenses	137,585	79	143,380	81	5,795
Restructuring expense (credits)	(536)	—	701	—	1,237
Depreciation and amortization (including impairments)	18,973	11	19,017	11	44
Operating loss	$(92,101)	(53)%	$(101,976)	(58)%	$9,875

The following is a reconciliation of operating loss to AOCF deficit:
	Three Months Ended June 30,
	2015	2014	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(44,478)	$(41,974)	$(2,504)
Share-based compensation	3,295	1,819	1,476
Restructuring credits	(4)	(196)	192
Depreciation and amortization (including impairments)	9,056	9,542	(486)
AOCF deficit	$(32,131)	$(30,809)	$(1,322)

	Six Months Ended June 30,
	2015	2014	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(92,101)	$(101,976)	$9,875
Share-based compensation	5,613	4,223	1,390
Restructuring expense (credits)	(536)	701	(1,237)
Depreciation and amortization (including impairments)	18,973	19,017	(44)
AOCF deficit	$(68,051)	$(78,035)	$9,984
Revenues, net decreased $3,557 (4%) and $3,259 (2)% for the three and six months ended June 30, 2015, respectively, as compared to revenues, net for the same periods in 2014.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Decrease in revenues at Newsday (from $66,401 to $62,161 for the three month period and $123,706 to $118,446 for the six month period) due primarily to decreases in advertising revenues driven primarily by competition from other media, partially offset by an increase in circulation revenues	$(4,240)	$(5,260)
Net increase in revenues, primarily advertising revenues at News 12 Networks, partially offset by decreases in other businesses	445	1,774
Intra-segment eliminations	238	227
	$(3,557)	$(3,259)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation, amortization and impairments) for the three and six months ended June 30, 2015 decreased $3,991 (7%) and $6,058 (5%), respectively, as compared to the same periods in 2014.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Decrease in costs at Newsday (from $43,827 to $39,667 for the three month period and from $86,628 to $80,453 for the six month period) due primarily to lower newsprint and ink expenses, as well as lower distribution and employee related costs	$(4,160)	$(6,175)
Other net increases	169	117
	$(3,991)	$(6,058)
Selling, general and administrative expenses increased $3,232 (5%) for the three months ended June 30, 2015 and decreased $5,795 (4%) for the six months ended June 30, 2015, as compared to the same periods in 2014.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2015
Increase (decrease) in expenses at Newsday (from $24,048 to $25,647 for the three month period and $50,553 to $47,801 for the six month period). The increase in the three month period is due primarily to increases in promotional marketing, real estate taxes and share-based compensation, partially offset by lower employee related costs. The decrease in the six month period is due primarily to the termination and settlement of a distribution agreement in the first quarter of 2015, as well as lower employee related costs (including long-term incentive plan expenses), partially offset by an increase in real estate taxes and share-based compensation
	$1,599	$(2,752)
Increase (decrease) in corporate costs, primarily employee related costs, net of allocations to business units	1,193	(1,998)
Increase (decrease) in expenses at certain other businesses	199	(1,272)
Intra-segment eliminations	241	227
	$3,232	$(5,795)
Adjusted operating cash flow deficit increased $1,322 (4%) for the three months ended June 30, 2015 and decreased $9,984 (13%) for the six months ended June 30, 2015 as compared to the same periods in 2014 (including Newsday's AOCF deficit of $1,470 and $6,967, respectively, for the three and six months ended June 30, 2015 compared to AOCF deficit of $608 and $11,346 for the three and six months ended June 30, 2014, respectively).  The increase in the AOCF deficit for the three month period was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above. The decrease in the AOCF deficit for the six month period was due primarily to a decrease in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), partially offset by a decrease in revenues, net, as discussed above.

CSC HOLDINGS, LLC
The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Cablevision Systems Corporation stockholders	$75,595	$94,210	$120,228	$183,973
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of income	55,705	55,662	111,334	111,398
Interest income related to cash held at Cablevision	(7)	(4)	(12)	(6)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	12,014	12,014	24,027	24,027
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	—	—	—	611
Income tax benefit included in Cablevision's consolidated statements of income	(29,584)	(29,379)	(59,186)	(58,116)
Net income attributable to CSC Holdings, LLC's sole member	$113,723	$132,503	$196,391	$261,887
Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
CASH FLOW DISCUSSION
Continuing Operations - Cablevision Systems Corporation
Operating Activities
Net cash provided by operating activities amounted to $584,235 for the six months ended June 30, 2015 compared to $707,478 for the six months ended June 30, 2014.  The 2015 cash provided by operating activities resulted from $563,406 of income from continuing operations before depreciation and amortization (including impairments) and $92,350 of non-cash items.  Partially offsetting these increases was a decrease in cash of $37,355 resulting from an increase in current and other assets and $34,166 as a result of a decrease in accounts payable and other liabilities.
The 2014 cash provided by operating activities resulted from $616,535 of income from continuing operations before depreciation and amortization (including impairments) and $105,697 of non-cash items.  Partially offsetting these increases was a decrease in cash of $12,618 as a result of a decrease in accounts payable and $2,136 as a result of an increase in current and other assets.
The decrease in cash provided by operating activities of $123,243 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, resulted from a decrease in income from continuing operations before depreciation and amortization (including impairments) and other non-cash items of $66,476 and a decrease of $56,767 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $385,511 compared to $423,140 for the six months ended June 30, 2014.  The 2015 investing activities consisted primarily of $381,305 of capital expenditures ($319,568 of which relates to our Cable segment), additions to other intangible assets of $7,032, partially offset by other net cash receipts of $2,826.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2014 investing activities consisted primarily of $425,193 of capital expenditures ($352,580 of which relates to our Cable segment), partially offset by other net cash receipts of $2,053.
Financing Activities
Net cash used in financing activities amounted to $252,350 for the six months ended June 30, 2015 compared to $78,791 for the six months ended June 30, 2014.  In 2015, the Company's financing activities consisted primarily of repayments of credit facility debt of $230,415, dividend distributions to common stockholders of $84,669, payments of $18,265 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $9,028, repayments of notes payable of $2,458, and distributions to noncontrolling interests of $901, partially offset by net proceeds from collateralized indebtedness of $75,612, proceeds from stock option exercises of $13,451 and an excess tax benefit related to share-based awards of $4,323.
In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $759,861, dividend distributions to common stockholders of $80,630, payments to repurchase senior notes, including fees, of $27,173, payments of deferred financing costs of $13,579, principal payments on capital lease obligations of $7,030, payments of $6,608 related to the net share settlement of restricted stock awards, repayments of notes payable of $2,306, and distributions to noncontrolling interests of $778, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $47,269, proceeds from stock option exercises of $21,159 and an excess tax benefit related to share-based awards of $746.
Continuing Operations - CSC Holdings, LLC
Operating Activities
Net cash provided by operating activities amounted to $699,254 for the six months ended June 30, 2015 compared to $834,011 for the six months ended June 30, 2014.  The 2015 cash provided by operating activities resulted from $639,569 of income from continuing operations before depreciation and amortization (including impairments), non-cash items of $6,853 and $79,461 as a result of an increase in accounts payable and other liabilities.  These increases were partially offset by a decrease in cash of $26,629 resulting from an increase in current and other assets.
The 2014 cash provided by operating activities resulted from $694,449 of income before depreciation and amortization (including impairments), a $110,606 decrease in current and other assets and a $30,197 increase in accounts payable and other liabilities. These increases were partially offset by non-cash items of $1,241.
The decrease in cash provided by operating activities of $134,757 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 resulted from a decrease in income before depreciation and amortization (including impairments) from continuing operations and other non-cash items of $46,786 and a decrease of $87,971 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $385,511 compared to $423,140 for the six months ended June 30, 2014.  The 2015 investing activities consisted primarily of $381,305 of capital expenditures ($319,568 of which relates to our Cable segment), additions to other intangible assets of $7,032, partially offset by other net cash receipts of $2,826.
The 2014 investing activities consisted primarily of $425,193 of capital expenditures ($352,580 of which relates to our Cable segment), partially offset by other net cash receipts of $2,053.
Financing Activities
Net cash used in financing activities amounted to $370,530 for the six months ended June 30, 2015 compared to $203,017 for the six months ended June 30, 2014.  In 2015, the Company's financing activities consisted primarily of repayments of credit facility debt of $230,415, distributions to Cablevision of $214,135, principal payments on capital lease obligations of $9,028, repayments of notes payable of $2,458, and distributions to noncontrolling interests of $901, partially offset by net proceeds from collateralized indebtedness of $75,612 and an excess tax benefit related to share-based awards of $10,795.
In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $759,861, distributions to Cablevision of $218,319, payments of deferred financing costs of $13,579, principal payments on capital lease obligations of $7,030, repayments of notes payable of $2,306, and distributions to noncontrolling interests of $778, partially offset by

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $47,269, and an excess tax benefit related to share-based awards of $1,587.
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
We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $96,565 under our credit facilities, capital leases, and notes payable as of June 30, 2015.  Our collateralized debt maturing in the next 12 months will be settled either by delivering shares of Comcast common stock or by delivering cash from the net proceeds of new monetization transactions. However, competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding
The following table summarizes our outstanding debt (excluding accrued interest), as well as interest expense and capital expenditures as of and for the six months ended June 30, 2015:

	Restricted Group	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision
Credit facility debt	$2,071,429	$480,000	$—	$2,551,429	$—	$—	$2,551,429
Senior notes and debentures	3,063,578	—	—	3,063,578	3,406,081	(611,455)	5,858,204
Collateralized indebtedness relating to stock monetizations	—	—	1,127,541	1,127,541	—	—	1,127,541
Capital lease obligations	43,992	538	—	44,530	—	—	44,530
Notes payable	23,818	—	—	23,818	—	—	23,818
Total debt	$5,202,817	$480,538	$1,127,541	$6,810,896	$3,406,081	$(611,455)	$9,605,522
Interest expense	$144,217	$9,502	$26,172	$179,891	$135,361	$(24,027)	$291,225
Capital expenditures	$373,669	$2,332	$5,304	$381,305	$—	$—	$381,305

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at June 30, 2015.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings.
The following table provides details of our outstanding credit facility debt as of June 30, 2015 and December 31, 2014:

		Interest Rate at June 30, 2015	Amounts Payable on or prior to June 30, 2016	Carrying Value at
	Maturity Date			June 30, 2015	December 31, 2014
Restricted Group:
Revolving loan facility	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	1.94%	47,925	910,584	934,547
Term B loan facility (a)	April 17, 2020	2.69%	11,888	1,160,845	1,366,102
Restricted Group credit facility debt			59,813	2,071,429	2,300,649
Newsday:
Floating rate term loan facility	October 12, 2016	3.69%	—	480,000	480,000
Total credit facility debt			$59,813	$2,551,429	$2,780,649

(a)	The unamortized discount related to the Term B loan facility amounted to $4,131 and $5,326 at June 30, 2015 and December 31, 2014, respectively.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and VoIP services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases and senior note repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's revolving credit facility.
The Restricted Group has a credit agreement which provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility.  At June 30, 2015, $71,581 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,419 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with the repayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of $731 and wrote-off unamortized deferred financing costs related to this loan facility of $1,004.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a further description of the Restricted Group credit facility, including the principal financial covenants.
The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2015.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Capital Expenditures
The following table provides details of the Company's capital expenditures for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital Expenditures

Customer premise equipment	$60,215	$68,191	$102,808	$124,995
Scalable infrastructure	61,581	72,030	101,564	118,859
Line extensions	6,244	7,428	12,725	8,664
Upgrade/rebuild	18,859	11,772	31,000	19,391
Support	39,098	47,834	71,471	80,671
Total Cable	185,997	207,255	319,568	352,580
Lightpath	23,062	26,097	46,794	52,967
Other	5,615	5,766	14,943	19,646
Total Cablevision	$214,674	$239,118	$381,305	$425,193
Capital expenditures for the three and six months ended June 30, 2015 decreased $24,444 (10%) and $43,888 (10%), respectively, as compared to the same periods in 2014.  For the three and six months ended June 30, 2015 these decreases were primarily related to lower spending on customer premise equipment, various network projects, including multi-room DVR, and other equipment, partially offset by increased spending on cable infrastructure upgrades.
Monetization Contract Maturities
During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.
Other Events
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the six months ended June 30, 2015, Cablevision did not repurchase any shares.  Since inception through June 30, 2015, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of June 30, 2015, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations.
Dividends
During the six months ended June 30, 2015, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 24, 2015	$0.15	March 16, 2015	April 3, 2015
May 1, 2015	$0.15	May 22, 2015	June 12, 2015
Cablevision paid dividends aggregating $84,669, including accrued dividends on vested restricted shares of $3,935 during the six months ended June 30, 2015.  In addition, as of June 30, 2015, up to approximately $6,828 will be paid when, and if, restricted shares and performance based restricted stock units vest.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

During the six months ended June 30, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $214,135.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

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
On August 6, 2015, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 10, 2015 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 21, 2015.
Commitments and Contingencies
As of June 30, 2015, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet decreased to approximately $6,237,000 as compared to approximately $7,264,000 at December 31, 2014.  This decrease relates primarily to payments made pursuant to programming commitments during the six months ended June 30, 2015.
Managing our Interest Rate and Equity Price Risk
Interest Rate Risk
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at June 30, 2015 amounted to $2,551,429.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at June 30, 2015.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2015, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory.”  Inventory under ASU No. 2015-11 is to be measured at the “lower

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

of cost and net realizable value” which would eliminate the other two options that currently exist for “market”: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  ASU No. 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  ASU No. 2015-11 is to be applied prospectively and becomes effective for us on January 1, 2017 although early adoption is permitted.  Inventory held for sale is included in prepaid expenses and other current assets on our condensed consolidated balance sheets. The Company has not yet completed the evaluation of the effect that ASU No. 2015-11 will have on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. ASU No. 2014-12 becomes effective for us on January 1, 2016 with early adoption permitted. We do not expect that ASU No. 2014-12 will have any impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion under this Item 3 are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2015, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $1,127,541 at June 30, 2015.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2015, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,291,664.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $129,166.  As of June 30, 2015, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $5,681, a net liability position.  For the six months ended June 30, 2015, we recorded a net gain of $23,473 related to our outstanding equity derivative contracts and recorded an unrealized gain of $45,747 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2014, net liability position	$(94,900)
Change in fair value, net	23,473
Settlement of contracts	65,746
Fair value as of June 30, 2015, net liability position	$(5,681)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares		Hedge Price	Cap Price (b)
Deliverable	Maturity	per Share (a)	Low	High
5,337,750	2015	$42.08 - $49.01	$54.71	$58.81
8,069,934	2016	$48.93 - $53.62	$58.72	$69.70
8,069,934	2017	$56.24 - $59.11	$73.11	$76.85

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2015, the fair value of our fixed rate debt of $7,348,287 exceeded its carrying value of $7,009,563 by $338,724.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2015 would increase the estimated fair value of our fixed rate debt by $266,885 to $7,615,172.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control
During the six months ended June 30, 2015, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	August 7, 2015		/s/ Brian G. Sweeney
		By:	Brian G. Sweeney as President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC