Form 10-Q
period 2015-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2015-11-03
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒
Number of shares of common stock outstanding as of October 30, 2015:

Cablevision NY Group Class A Common Stock -	222,560,590
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479
CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2015 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company", "we", "us" or "our").
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

•
the tax-free treatment of the MSG Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company) and the AMC Networks Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc.);

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

•
the expected timing and likelihood of consummation of the pending Merger (as defined herein), including the timing, receipt and terms and conditions of any required governmental approvals; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein); the risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all; risks related to the disruption of management’s time from ongoing business operations due to the proposed Merger; the risk that any announcements relating to the proposed Merger could have adverse effects on the price of Cablevision's shares of common stock and our debt securities; and the risk that the proposed Merger and its announcement could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with our suppliers and customers, and on our operating results and businesses generally; and

•
the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Item 1.	Financial Statements
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$872,636	$850,413
Accounts receivable, trade (less allowance for doubtful accounts of $7,957 and $12,112)	279,705	277,526
Prepaid expenses and other current assets	137,904	140,094
Amounts due from affiliates	1,089	1,732
Deferred tax asset	—	37,943
Investment securities pledged as collateral	610,823	622,958
Derivative contracts	12,569	—
Total current assets	1,914,726	1,930,666
Property, plant and equipment, net of accumulated depreciation of $9,590,437 and $9,454,315	3,005,260	3,025,747
Investment securities pledged as collateral	610,823	622,958
Derivative contracts	59,517	7,317
Other assets	36,805	44,505
Amortizable intangible assets, net of accumulated amortization of $58,869 and $60,018	37,898	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	264,690
Deferred financing costs, net of accumulated amortization of $71,736 and $58,651	79,276	93,409
	$6,745,748	$6,765,171

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except share amounts) (Unaudited)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$445,048	$431,761
Accrued liabilities	604,586	584,446
Amounts due to affiliates	29,646	29,651
Deferred tax liability	69,856	—
Deferred revenue	61,383	52,932
Liabilities under derivative contracts	8,282	93,010
Credit facility debt	71,794	61,849
Collateralized indebtedness	547,426	466,335
Capital lease obligations	22,094	17,216
Notes payable	15,217	12,968
Total current liabilities	1,875,332	1,750,168
Deferred revenue	4,750	4,701
Liabilities under derivative contracts	—	9,207
Other liabilities	244,565	287,367
Deferred tax liability	604,148	611,088
Credit facility debt	2,464,890	2,718,800
Collateralized indebtedness	617,151	519,848
Capital lease obligations	29,832	29,196
Notes payable	3,417	10,943
Senior notes and debentures	5,859,407	5,855,867
Total liabilities	11,703,492	11,797,185
Commitments and contingencies
Redeemable noncontrolling interests	—	8,676
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 304,046,880 and 300,342,849 shares issued and 222,535,348 and 220,219,935 shares outstanding	3,040	3,003
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	773,340	823,103
Accumulated deficit	(4,091,529)	(4,234,860)
	(3,314,608)	(3,408,213)
Treasury stock, at cost (81,511,532 and 80,122,914 CNYG Class A common shares)	(1,609,290)	(1,591,021)
Accumulated other comprehensive loss	(33,548)	(42,235)
Total stockholders' deficiency	(4,957,446)	(5,041,469)
Noncontrolling interest	(298)	779
Total deficiency	(4,957,744)	(5,040,690)
	$6,745,748	$6,765,171

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three and Nine Months Ended September 30, 2015 and 2014 (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net (including revenues, net from affiliates of $1,097, $1,146, $3,893 and $4,056, respectively) (See Note 15)	$1,612,601	$1,626,187	$4,880,765	$4,829,910
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $43,943, $43,799, $133,306 and $135,581, respectively) (See Note 15)	800,879	787,628	2,402,363	2,348,928
Selling, general and administrative (including net charges from affiliates of $479, $126, $3,909 and $2,442, respectively) (See Note 15)	411,799	377,181	1,177,971	1,120,588
Restructuring expense (credits)	(481)	(137)	(1,017)	530
Depreciation and amortization (including impairments)	217,288	209,069	650,117	644,442
	1,429,485	1,373,741	4,229,434	4,114,488
Operating income	183,116	252,446	651,331	715,422
Other income (expense):
Interest expense, net	(146,699)	(146,442)	(437,587)	(430,459)
Gain (loss) on investments, net	(66,388)	2,151	(20,641)	38,988
Gain on equity derivative contracts, net	66,143	13,679	89,616	19,715
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,931)	(1,735)	(10,229)
Miscellaneous, net	1,800	811	4,114	3,348
	(145,144)	(131,732)	(366,233)	(378,637)
Income from continuing operations before income taxes	37,972	120,714	285,098	336,785
Income tax expense	(14,541)	(48,813)	(131,090)	(83,722)
Income from continuing operations, net of income taxes	23,431	71,901	154,008	253,063
Income (loss) from discontinued operations, net of income taxes	(406)	(79)	(10,908)	2,997
Net income	23,025	71,822	143,100	256,060
Net loss (income) attributable to noncontrolling interests	78	(331)	231	(596)
Net income attributable to Cablevision Systems Corporation stockholders	$23,103	$71,491	$143,331	$255,464
Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.09	$0.27	$0.57	$0.96
Income (loss) from discontinued operations, net of income taxes	$—	$—	$(0.04)	$0.01
Net income	$0.09	$0.27	$0.53	$0.97
Basic weighted average common shares (in thousands)	270,024	265,403	269,089	263,832
Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.08	$0.26	$0.56	$0.94
Income (loss) from discontinued operations, net of income taxes	$—	$—	$(0.04)	$0.01
Net income	$0.08	$0.26	$0.52	$0.95
Diluted weighted average common shares (in thousands)	277,266	271,269	275,632	269,625
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$23,509	$71,570	$154,239	$252,467
Income (loss) from discontinued operations, net of income taxes	(406)	(79)	(10,908)	2,997
Net income	$23,103	$71,491	$143,331	$255,464
Cash dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three and Nine Months Ended September 30, 2015 and 2014 (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$23,025	$71,822	$143,100	$256,060
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	(15,120)	2,771	11,329	(2,527)
Applicable income taxes	6,198	(1,134)	(4,645)	1,036
Unrecognized income (loss) arising during period, net of income taxes	(8,922)	1,637	6,684	(1,491)
Amortization of actuarial losses, net included in net periodic benefit cost	85	563	887	1,800
Applicable income taxes	(36)	(230)	(363)	(737)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	49	333	524	1,063
Settlement loss included in net periodic benefit cost	797	1,074	2,506	4,402
Applicable income taxes	(326)	(441)	(1,027)	(1,804)
Settlement loss included in net periodic benefit cost, net of income taxes	471	633	1,479	2,598
Other comprehensive income (loss)	(8,402)	2,603	8,687	2,170
Comprehensive income	14,623	74,425	151,787	258,230
Comprehensive loss (income) attributable to noncontrolling interests	78	(331)	231	(596)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$14,701	$74,094	$152,018	$257,634

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$143,100	$256,060
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	10,908	(2,997)
Depreciation and amortization (including impairments)	650,117	644,442
Loss (gain) on investments, net	20,641	(38,988)
Gain on equity derivative contracts, net	(89,616)	(19,715)
Loss on extinguishment of debt and write-off of deferred financing costs	1,735	10,229
Amortization of deferred financing costs and discounts on indebtedness	17,700	17,080
Share-based compensation expense related to equity classified awards	42,847	32,918
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	3,393	6,202
Deferred income taxes	113,136	124,669
Provision for doubtful accounts	28,355	35,994
Excess tax benefit related to share-based awards	(5,592)	(298)
Changes in other assets and liabilities	(16,668)	(36,592)
Net cash provided by operating activities	920,056	1,029,004
Cash flows from investing activities:
Capital expenditures	(603,969)	(629,945)
Proceeds related to sale of equipment, including costs of disposal	4,150	5,009
Decrease in other investments	13,750	—
Increase in other investments	(21,619)	(883)
Additions to other intangible assets	(7,444)	(756)
Net cash used in investing activities	(615,132)	(626,575)
Cash flows from financing activities:
Repayment of credit facility debt	(245,369)	(975,323)
Repayment of notes payable	(2,458)	(2,306)
Proceeds from issuance of senior notes	—	750,000
Repurchase of senior notes, including premiums and fees	—	(27,173)
Proceeds from collateralized indebtedness	617,152	416,621
Repayment of collateralized indebtedness and related derivative contracts	(507,846)	(342,105)
Proceeds from stock option exercises	17,416	43,679
Dividend distributions to common stockholders	(125,170)	(120,513)
Principal payments on capital lease obligations	(14,290)	(11,208)
Deemed repurchases of restricted stock	(18,265)	(6,608)
Additions to deferred financing costs	—	(14,273)
Payment for purchase of noncontrolling interest	(8,300)	—
Distributions to noncontrolling interests, net	(901)	(1,014)
Excess tax benefit related to share-based awards	5,592	298
Net cash used in financing activities	(282,439)	(289,925)
Net increase in cash and cash equivalents from continuing operations	22,485	112,504
Cash flows of discontinued operations:
Net cash used in operating activities	(232)	(1,036)
Net cash provided by (used in) investing activities	(30)	166
Net decrease in cash and cash equivalents from discontinued operations	(262)	(870)
Cash and cash equivalents at beginning of year	850,413	702,224
Cash and cash equivalents at end of period	$872,636	$813,858

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$823,723	$813,396
Accounts receivable, trade (less allowance for doubtful accounts of $7,957 and $12,112)	279,705	277,526
Prepaid expenses and other current assets	135,538	131,891
Amounts due from affiliates	1,089	1,694
Investment securities pledged as collateral	610,823	622,958
Derivative contracts	12,569	—
Total current assets	1,863,447	1,847,465
Property, plant and equipment, net of accumulated depreciation of $9,590,437 and $9,454,315	3,005,260	3,025,747
Investment securities pledged as collateral	610,823	622,958
Derivative contracts	59,517	7,317
Other assets	36,805	44,505
Amortizable intangible assets, net of accumulated amortization of $58,869 and $60,018	37,898	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	264,690
Deferred financing costs, net of accumulated amortization of $40,777 and $32,983	50,628	59,470
	$6,665,821	$6,648,031

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except membership unit amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND MEMBER DEFICIENCY
Current Liabilities:
Accounts payable	$445,048	$431,761
Accrued liabilities	550,089	525,774
Amounts due to affiliates	264,112	135,636
Deferred tax liability	134,747	105,285
Deferred revenue	61,383	52,932
Liabilities under derivative contracts	8,282	93,010
Credit facility debt	71,794	61,849
Collateralized indebtedness	547,426	466,335
Capital lease obligations	22,094	17,216
Notes payable	15,217	12,968
Total current liabilities	2,120,192	1,902,766
Deferred revenue	4,750	4,701
Liabilities under derivative contracts	—	9,207
Other liabilities	240,648	282,920
Deferred tax liability	629,323	626,367
Credit facility debt	2,464,890	2,718,800
Collateralized indebtedness	617,151	519,848
Capital lease obligations	29,832	29,196
Notes payable	3,417	10,943
Senior notes and debentures	3,064,327	3,062,126
Total liabilities	9,174,530	9,166,874
Commitments and contingencies
Redeemable noncontrolling interests	—	8,676
Member's Deficiency:
Accumulated deficit	(1,876,842)	(2,024,065)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	13,434	149,457
	(2,474,863)	(2,486,063)
Accumulated other comprehensive loss	(33,548)	(42,235)
Total member's deficiency	(2,508,411)	(2,528,298)
Noncontrolling interest	(298)	779
Total deficiency	(2,508,709)	(2,527,519)
	$6,665,821	$6,648,031
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net (including revenues, net from affiliates of $1,097, $1,146, $3,893 and $4,056, respectively) (See Note 15)	$1,612,601	$1,626,187	$4,880,765	$4,829,910
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including net charges from affiliates of $43,943, $43,799, $133,306 and $135,581, respectively) (See Note 15)	800,879	787,628	2,402,363	2,348,928
Selling, general and administrative (including net charges from affiliates of $479, $126, $3,909 and $2,442, respectively) (See Note 15)	411,799	377,181	1,177,971	1,120,588
Restructuring expense (credits)	(481)	(137)	(1,017)	530
Depreciation and amortization (including impairments)	217,288	209,069	650,117	644,442
	1,429,485	1,373,741	4,229,434	4,114,488
Operating income	183,116	252,446	651,331	715,422
Other income (expense):
Interest expense	(91,201)	(90,862)	(271,092)	(263,662)
Interest income	12,226	12,112	36,578	36,314
Gain (loss) on investments, net	(66,388)	2,151	(20,641)	38,988
Gain on equity derivative contracts, net	66,143	13,679	89,616	19,715
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,931)	(1,735)	(9,618)
Miscellaneous, net	1,800	811	4,114	3,348
	(77,420)	(64,040)	(163,160)	(174,915)
Income from continuing operations before income taxes	105,696	188,406	488,171	540,507
Income tax expense	(43,452)	(79,007)	(219,187)	(172,032)
Income from continuing operations, net of income taxes	62,244	109,399	268,984	368,475
Income (loss) from discontinued operations, net of income taxes	(406)	(79)	(10,908)	2,997
Net income	61,838	109,320	258,076	371,472
Net loss (income) attributable to noncontrolling interests	78	(331)	231	(596)
Net income attributable to CSC Holdings, LLC's sole member	$61,916	$108,989	$258,307	$370,876
Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$62,322	$109,068	$269,215	$367,879
Income (loss) from discontinued operations, net of income taxes	(406)	(79)	(10,908)	2,997
Net income	$61,916	$108,989	$258,307	$370,876
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$61,838	$109,320	$258,076	$371,472
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	(15,120)	2,771	11,329	(2,527)
Applicable income taxes	6,198	(1,134)	(4,645)	1,036
Unrecognized income (loss) arising during period, net of income taxes	(8,922)	1,637	6,684	(1,491)
Amortization of actuarial losses, net included in net periodic benefit cost	85	563	887	1,800
Applicable income taxes	(36)	(230)	(363)	(737)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	49	333	524	1,063
Settlement loss included in net periodic benefit cost	797	1,074	2,506	4,402
Applicable income taxes	(326)	(441)	(1,027)	(1,804)
Settlement loss included in net periodic benefit cost, net of income taxes	471	633	1,479	2,598
Other comprehensive income (loss)	(8,402)	2,603	8,687	2,170
Comprehensive income	53,436	111,923	266,763	373,642
Comprehensive loss (income) attributable to noncontrolling interests	78	(331)	231	(596)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$53,514	$111,592	$266,994	$373,046

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$258,076	$371,472
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	10,908	(2,997)
Depreciation and amortization (including impairments)	650,117	644,442
Loss (gain) on investments, net	20,641	(38,988)
Gain on equity derivative contracts, net	(89,616)	(19,715)
Loss on extinguishment of debt and write-off of deferred financing costs	1,735	9,618
Amortization of deferred financing costs and discounts on indebtedness	11,070	10,941
Share-based compensation expense related to Cablevision equity classified awards	42,847	32,918
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	3,393	6,202
Deferred income taxes	44,695	(36,195)
Provision for doubtful accounts	28,355	35,994
Excess tax benefit related to share-based awards	(13,386)	(4,469)
Changes in other assets and liabilities	118,027	207,496
Net cash provided by operating activities	1,086,862	1,216,719
Cash flows from investing activities:
Capital expenditures	(603,969)	(629,945)
Proceeds related to sale of equipment, including costs of disposal	4,150	5,009
Decrease in other investments	13,750	—
Increase in other investments	(21,619)	(883)
Additions to other intangible assets	(7,444)	(756)
Net cash used in investing activities	(615,132)	(626,575)
Cash flows from financing activities:
Repayment of credit facility debt	(245,369)	(975,323)
Repayment of notes payable	(2,458)	(2,306)
Proceeds from issuance of senior notes	—	750,000
Proceeds from collateralized indebtedness	617,152	416,621
Repayment of collateralized indebtedness and related derivative contracts	(507,846)	(342,105)
Distributions to Cablevision	(312,515)	(316,350)
Principal payments on capital lease obligations	(14,290)	(11,208)
Additions to deferred financing costs	—	(14,273)
Payment for purchase of noncontrolling interest	(8,300)	—
Distributions to noncontrolling interests, net	(901)	(1,014)
Excess tax benefit related to share-based awards	13,386	4,469
Net cash used in financing activities	(461,141)	(491,489)
Net increase in cash and cash equivalents from continuing operations	10,589	98,655
Cash flows of discontinued operations:
Net cash used in operating activities	(232)	(1,036)
Net cash provided by (used in) investing activities	(30)	166
Net decrease in cash and cash equivalents from discontinued operations	(262)	(870)
Cash and cash equivalents at beginning of year	813,396	651,058
Cash and cash equivalents at end of period	$823,723	$748,843

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
Altice Merger
On September 16, 2015, Cablevision entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Altice N.V. (“Altice”), Neptune Merger Sub Corp., a wholly-owned subsidiary of Altice (“Merger Sub”), and Cablevision. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision (the “Merger”), with Cablevision surviving as a subsidiary of Altice.
In connection with the Merger, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share (“CNYG Class A Shares”), and Cablevision NY Group Class B common stock, par value $0.01 per share (“CNYG Class B Shares”, and together with the CNYG Class A Shares, the “Shares”) (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less applicable tax withholdings.
Also in connection with the Merger, outstanding equity-based awards granted under Cablevision’s equity plans will be cancelled and converted into a right to receive cash based upon the $34.90 per Share merger price.
On September 16, 2015, the holders of Shares representing a majority of all votes entitled to be cast in the matter executed and delivered to Cablevision and Altice a written consent adopting the Merger Agreement (the "Written Consent"). As a result, the stockholder approval required to consummate the Merger has been obtained and no further action by Cablevision’s stockholders in connection with the Merger is required.
The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, (iii) adoption and release of an order by the Federal Communications Commission granting any required consent to the transfer of control of Cablevision’s licenses, (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007, (v) the receipt of certain approvals from state and local public utility commissions and under certain state and local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, the Company currently expects the closing of the Merger to occur in the first half of 2016. The Merger is not subject to a financing condition.
The Merger Agreement contains certain customary termination rights, including the right for each of Cablevision and Altice to terminate the Merger Agreement if the Merger is not consummated by September 16, 2016 (subject to extension to December 16, 2016 if either Cablevision or Altice determines additional time is necessary to obtain certain government approvals) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. The Merger Agreement also gives Altice the right to terminate the Merger Agreement in certain circumstances associated with Cablevision’s failure to deliver the Written Consent or Cablevision’s

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

entry into an alternative transaction with respect to an alternative acquisition proposal, among others, and gives Cablevision the right to terminate the Merger Agreement in certain circumstances associated with a failure of Altice’s financing of the Merger, among others. If the Merger Agreement is terminated in certain circumstances associated with Cablevision’s failure to deliver the Written Consent or with respect to an alternative acquisition proposal, among others, Cablevision agreed to pay a termination fee of $280,000 to Altice. Following execution and delivery of the Written Consent on September 16, 2015, no provisions in the Merger Agreement remain in effect pursuant to which the Merger Agreement can be terminated that would require Cablevision to pay the termination fee. If the Merger Agreement is terminated by Cablevision in connection with Altice’s failure to consummate the Merger due to a failure of Altice’s financing of the Merger, then Altice has agreed to pay to Cablevision a termination fee of $560,000.
The Company has expensed $9,709 of transaction costs in the third quarter of 2015 in connection with the Merger Agreement and it expects to incur additional costs prior to and upon consummation of the Merger.
In October 2015, Neptune Finco Corp. (“Finco”), a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, issued an aggregate principal amount of $3,800,000 (the “Term Loans”) and revolving loan commitments in an aggregate principal amount of $2,000,000 (the “Revolving Credit Facility” and, together with the Term Loans, the “Senior Secured Credit Facilities”). The Term Loans will mature seven years after the Closing Date (as defined below). Quarterly payments each equal to 0.25% of the original principal amount of the term loans will be required to be made beginning with the first full fiscal quarter after the Closing Date. The Revolving Credit Facility will mature five years after the Closing Date. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter but only if on such day there are outstanding borrowings under the Revolving Credit Facility.
Finco also completed an offering of $1,800,000 aggregate principal amount of 10.125% senior notes due 2023, $2,000,000 aggregate principal amount of 10.875% senior notes due 2025 and $1,000,000 aggregate principal amount of 6.625% senior guaranteed notes due 2025 (collectively the "Notes").
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the credit agreement, dated as of April 17, 2013 (the “Existing Credit Facility”), among CSC Holdings, certain subsidiaries of CSC Holdings and the lenders party thereto and (ii) the senior secured credit agreement, dated as of October 12, 2012, among Newsday LLC, CSC Holdings, and the lenders party thereto, and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the consummation of the Merger of Merger Sub into Cablevision (the “Closing Date”), Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the 6.625% senior guaranteed notes will be guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, which own and operate the New Jersey cable television systems, Cablevision Lightpath, Inc. and any subsidiaries of CSC Holdings that are “Excluded Subsidiaries” under the indenture governing the 6.625% senior guaranteed notes) (such subsidiaries, the “Initial Guarantors”) and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
Purchase of Newsday Noncontrolling Interest
In September 2015, the Company purchased the minority interest in Newsday Holdings LLC ("Newsday Holdings") held by Tribune Media Company ("Tribune") for approximately $8,300. As a result of this transaction, 100% of the ownership interests in Newsday Holdings are held by the Company. In addition, the indemnity provided by the Company to Tribune for certain taxes incurred by Tribune if Newsday Holdings or its subsidiary sold or otherwise disposed of Newsday assets in a taxable transaction or failed to maintain specified minimum outstanding indebtedness, was amended so that the restriction period lapsed on September 2, 2015.
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
The financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions: Cablevision has $2,795,080 principal value of senior notes outstanding at September 30, 2015 (excluding the $611,455 aggregate principal amount of Cablevision notes held by Newsday Holdings that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, net of gain on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings, which is eliminated in Cablevision's results of operations.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 that approved deferring the effective date by one year so that ASU No. 2014-09 would become effective for the Company on January 1, 2018. The FASB also approved, in July 2015, permitting the early adoption of ASU No. 2014-09, but not before the original effective date for the Company as of January 1, 2017. The Company has not yet completed the evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU No. 2015-03. ASU No. 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 becomes effective for the Company on January 1, 2016 and will be applied on a retrospective basis. The Company does not believe ASU No. 2015-03 will have a significant impact on its consolidated financial statements upon adoption.
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
NOTE 3.    DIVIDENDS
During the nine months ended September 30, 2015, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 24, 2015	$0.15	March 16, 2015	April 3, 2015
May 1, 2015	$0.15	May 22, 2015	June 12, 2015
August 6, 2015	$0.15	August 21, 2015	September 10, 2015
Cablevision paid dividends aggregating $125,170, including accrued dividends on vested restricted shares of $3,935 during the nine months ended September 30, 2015.  In addition, as of September 30, 2015, up to approximately $8,019 will be paid when, and if, restricted shares and performance based restricted stock units vest.
Pursuant to the terms of the Merger Agreement, Cablevision will not be permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice.
During the nine months ended September 30, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $312,515.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Cablevision stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Basic weighted average shares outstanding	270,024	265,403	269,089	263,832
Effect of dilution:
Stock options	3,898	3,339	3,218	3,399
Restricted stock	3,344	2,527	3,325	2,394
Diluted weighted average shares outstanding	277,266	271,269	275,632	269,625
For the nine months ended September 30, 2015, anti-dilutive shares totaling approximately 1,550,000 shares have been excluded from diluted weighted average shares outstanding.  Approximately 630,000 restricted shares and 1,767,000 performance based restricted stock units for the three and nine months ended September 30, 2015 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
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
NOTE 5.    GROSS VERSUS NET REVENUE RECOGNITION
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2015, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $49,910 and $150,596, respectively.  For the three and nine months ended September 30, 2014, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $45,841 and $133,096, respectively.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2015 and 2014, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2015	2014
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Property and equipment accrued but unpaid	$51,094	$36,852
Notes payable to vendor	8,318	34,522
Capital lease obligations	19,987	25,412
Intangible asset obligations	760	216
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	3,635	2,794
Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	423,273	414,412
Income taxes paid, net	711	8,417
Continuing Operations - CSC Holdings:
Cash interest paid	258,439	248,444
Income taxes paid, net	711	8,417
NOTE 7.    DEBT
Repayment of Credit Facility Debt - CSC Holdings
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with the repayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of $731 and wrote-off unamortized deferred financing costs related to this loan facility of $1,004.
See Note 1 for a discussion regarding additional debt that will be assumed by the Company upon consummation of the Merger.
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
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Derivatives Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2015	Fair Value at December 31, 2014	Fair Value at September 30, 2015	Fair Value at December 31, 2014
Prepaid forward contracts	Current derivative contracts	$12,569	$—	$8,282	$93,010
Prepaid forward contracts	Long-term derivative contracts	59,517	7,317	—	9,207
Total derivative contracts		$72,086	$7,317	$8,282	$102,217
These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain of $66,143 and $89,616, respectively, for the three and nine months ended September 30, 2015 and $13,679 and $19,715, respectively, for the three and nine months ended September 30, 2014, have been reflected in gain on equity derivative contracts, net in the accompanying condensed consolidated statements of income.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value and the value of the related equity derivative contracts for the nine months ended September 30, 2015.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	10,738,809
Collateralized indebtedness settled	$(438,758)
Derivative contracts settled	(69,088)
(507,846)
Proceeds from new monetization contracts	617,152
Net cash receipt	$109,306
In the Merger Agreement, Cablevision agreed that it would not share settle any collateralized indebtedness prior to the Merger.
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	At September 30, 2015
	Level I	Level II	Level III	Total
Assets:
Money market funds	$768,055	$—	$—	$768,055
Investment securities	123	—	—	123
Investment securities pledged as collateral	1,221,646	—	—	1,221,646
Prepaid forward contracts	—	72,086	—	72,086
Liabilities:
Prepaid forward contracts	—	8,282	—	8,282

	At December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Money market funds	$736,330	$—	$—	$736,330
Investment securities	132	—	—	132
Investment securities pledged as collateral	1,245,916	—	—	1,245,916
Prepaid forward contracts	—	7,317	—	7,317
Liabilities:
Prepaid forward contracts	—	102,217	—	102,217
The Company's cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's prepaid forward contracts reflected as derivative contracts and liabilities under derivative contracts in the Company's balance sheets are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

		September 30, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$582,837
Debt instruments:
Credit facility debt (b)	Level II	$2,536,684	$2,540,606
Collateralized indebtedness	Level II	1,164,577	1,143,388
Senior notes and debentures	Level II	3,064,327	2,875,440
Notes payable	Level II	18,634	18,567
CSC Holdings total debt instruments		6,784,222	6,578,001
Cablevision senior notes	Level II	2,795,080	2,632,626
Cablevision total debt instruments		$9,579,302	$9,210,627

		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$680,587
Debt instruments:
Credit facility debt (b)	Level II	$2,780,649	$2,785,975
Collateralized indebtedness	Level II	986,183	957,803
Senior notes and debentures	Level II	3,062,126	3,368,875
Notes payable	Level II	23,911	23,682
CSC Holdings total debt instruments		6,852,869	7,136,335
Cablevision senior notes	Level II	2,793,741	3,048,387
Cablevision total debt instruments		$9,646,610	$10,184,722

(a)	These notes are eliminated at the consolidated Cablevision level.

(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.
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
NOTE 10.    DISCONTINUED OPERATIONS
For the nine months ended September 30, 2015, the Company recorded an expense of $9,400 plus statutory interest of $8,823 (an aggregate of $10,754, net of income taxes) with respect to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued (see Note 13). Income from discontinued operations for the nine months ended September 30, 2014 amounted to $5,318 ($2,997, net of income taxes) and resulted primarily from the settlement of a contingency related to Montana property taxes related to Bresnan Broadband Holdings, LLC, a business which was sold in 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 11.    INCOME TAXES
Cablevision
Cablevision recorded income tax expense of $14,541 and $131,090 for the three and nine months ended September 30, 2015, respectively, reflecting an effective tax rate of 38% and 46%, respectively. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, Cablevision recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. In the third quarter of 2015, Cablevision recorded tax benefit of $862 relating to an increase in research credit and a reduction of nondeductible expenses in the prior year. Absent these items, the effective tax rate for the three and nine months ended September 30, 2015 would have been 41%.
Cablevision recorded income tax expense of $48,813 and $83,722 for the three and nine months ended September 30, 2014, respectively, reflecting an effective tax rate of 40% and 25%, respectively. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the nine months ended September 30, 2014 would have been 41%.
As of September 30, 2015, Cablevision's federal net operating loss and tax credit carryforwards were approximately $413,000 and $59,000, respectively. Subsequent to the full utilization of such carryforwards, payments for income taxes are expected to increase significantly.
CSC Holdings
CSC Holdings recorded income tax expense of $43,452 and $219,187 for the three and nine months ended September 30, 2015, respectively, reflecting an effective tax rate of 41% and 45%, respectively. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, CSC Holdings recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. Absent this item, the effective tax rate for the nine months ended September 30, 2015 would have been 42%.
CSC Holdings recorded income tax expense of $79,007 and $172,032 for the three and nine months ended September 30, 2014, respectively, reflecting an effective tax rate of 42% and 32%, respectively. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, CSC Holdings recorded tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the nine months ended September 30, 2014 would have been 42%.
NOTE 12.    EQUITY PLANS
Cablevision's Equity Plans
2015 Employee Stock Plan
In March 2015, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2015 Employee Stock Plan ("2015 Plan"), which was approved by Cablevision's stockholders at its annual stockholders meeting on May 21, 2015. Under the 2015 Plan, Cablevision is authorized to grant stock options, restricted shares, restricted stock units, stock appreciation rights, and other equity-based awards. The Company may grant awards for up to 25,000,000 shares of CNYG Class A common stock under the 2015 Plan. Options and stock appreciation rights under the 2015 Plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the 2015 Plan, including vesting and exercisability, will be determined by Cablevision's compensation committee and may be based upon performance criteria. No awards had been granted under the 2015 Plan as of September 30, 2015.

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
The following assumptions were used to calculate the fair value of the stock options award granted in the first quarter of 2015:

Risk-free interest rate	1.82%
Expected life (in years)	8 years
Dividend yield	3.63%
Volatility	39.98%
Grant date fair value	$5.45
The following table summarizes activity relating to Company employees who held Cablevision stock options for the nine months ended September 30, 2015:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Based Options			Aggregate Intrinsic Value (a)
Balance, December 31, 2014	5,097,666	7,633,500	$14.41	7.17	$79,347
Granted	2,000,000	—	19.17
Exercised	(336,583)	(984,283)	12.85
Balance, September 30, 2015	6,761,083	6,649,217	$15.27	7.04	$230,636
Options exercisable at September 30, 2015	761,083	6,649,217	$13.93	5.91	$137,396
Options expected to vest in the future	6,000,000	—	$16.93	8.43	$93,240

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2015 or December 31, 2014, as indicated, and September 30, 2015 in the case of options exercisable and options expected to vest in the future.

In addition, as of September 30, 2015, employees of AMC Networks Inc. ("AMC Networks"), The Madison Square Garden Company ("Madison Square Garden") and MSG Networks Inc. held a total of 89,400 Cablevision stock options.  These stock options are not expensed by the Company; however, such stock options may have a dilutive effect on net income per share attributable to Cablevision stockholders.
Restricted Stock Award Activity
The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the nine months ended September 30, 2015:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2014	5,314,870	2,035,300	$15.46
Granted	1,703,130	584,400	19.17
Vested	(1,571,162)	(739,600)	14.47
Awards forfeited	(410,869)	—	16.71
Unvested award balance, September 30, 2015	5,035,969	1,880,100	16.94
During the nine months ended September 30, 2015, 2,310,762 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 977,749 of these shares, with an aggregate value of $18,265, were surrendered to the Company.  These acquired shares have been classified as treasury stock.
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
NOTE 13.    COMMITMENTS AND CONTINGENCIES
Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  On January 9, 2015, plaintiffs filed a motion for class certification. Motion practice and discovery have been stayed pending settlement discussions. In the quarter ended September 30, 2015, the Company recorded estimated charges associated with a probable settlement totaling $12,800, of which $9,500 is reflected in selling, general and administrative expense and $3,300, representing the cost of benefits to class members that are reasonably expected to be provided, is reflected as a reduction to revenue, net. It is possible that the amount ultimately paid in connection with the settlement could exceed the amount recorded.
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
Other Litigation
Arnold Wandel v. Cablevision Systems Corp., et al.: On September 24, 2015, a putative shareholder class action lawsuit was filed in the Court of Chancery of the State of Delaware against Cablevision, the Company’s Board of Directors, Altice and Merger Sub. The complaint alleges that the Board of Directors breached its fiduciary duties to Cablevision’s stockholders by approving the sale of the Company to Altice for inadequate consideration and by agreeing to preclude other potential acquirers from tendering superior proposals, and that Altice aided and abetted the breaches. The complaint seeks preliminary and permanent injunctive relief blocking the closing of the Merger, rescission of the Merger were it to close, costs, attorneys’ fees, and such other relief as the Court may deem just and proper. The parties have agreed to suspend the time to answer or otherwise respond to the complaint until plaintiffs file a consolidated complaint, at which time the parties will meet and confer on a schedule. The Company believes that this claim is without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
James R. Gould, Jr. v. Cablevision Systems Corp., et al.: On September 24, 2015, a putative shareholder class action lawsuit was filed in the Court of Chancery of the State of Delaware against Cablevision, the Company’s Board of Directors, Altice and Merger Sub. The complaint alleges that the Board of Directors breached its fiduciary duties to Cablevision’s stockholders by, among other reasons, failing to properly value the Company and failing to take steps to maximize the value of Cablevision to its public stockholders in connection with the sale of the Company to Altice, and that Altice, Cablevision and Merger Sub aided and abetted the breaches. The complaint seeks injunctive relief blocking the closing of the Merger, unspecified damages, costs, attorneys’ fees, and such other relief as the court may deem just and proper. The parties have agreed to suspend the time to answer or otherwise respond to the complaint until plaintiffs file a consolidated complaint, at which time the parties will meet and confer on a schedule. The Company believes that this claim is without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
Friedman v. Charles Dolan, et al.: On March 7, 2014, a shareholder derivative lawsuit was filed in Delaware Chancery Court purportedly on behalf of the nominal defendant Cablevision against the Chief Executive Officer ("CEO"), the Chairman of the Board, and certain other members of Cablevision's Board of Directors, including the members of the Compensation Committee. The complaint alleges that the individual defendants violated their fiduciary duties to preserve corporate assets by allegedly causing or allowing Cablevision to grant excessive compensation packages to the CEO, the Chairman of the Board, and/or other members of the Board of Directors in the time period 2010 to 2012. The complaint seeks unspecified monetary damages, disgorgement, costs, and attorneys' fees. Cablevision filed a pro forma answer on April 14, 2014, and on April 21, 2014 the individual defendants filed notices of motions to dismiss in lieu of an answer. The motions to dismiss were filed on June 16, 2014. Oral argument took place on January 23, 2015. On June 30, 2015,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

the Court granted the individual defendants’ motions to dismiss. On July 30, 2015, plaintiff filed a notice of appeal. On September 14, 2015, plaintiff voluntarily withdrew her appeal. The Company believes this matter is now concluded.
In April 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York State Supreme Court.  The lawsuit raises compensation-related claims related to events from 2005 to 2008.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision. In April 2015, the Court granted summary judgment in favor of the plaintiff on liability, with damages still to be determined.  On June 18, 2015, the Company filed a notice of appeal. The Company has recorded an expense for the amount of damages reasonably estimable at this time, which is reflected in discontinued operations in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2015 (see Note 10). It is possible that the amount of damages ultimately determined could exceed the amount recorded.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net from continuing operations
Cable	$1,447,470	$1,458,696	$4,380,152	$4,330,755
Lightpath	91,234	87,887	273,398	262,671
Other	83,590	88,585	256,681	264,935
Inter-segment eliminations (a)	(9,693)	(8,981)	(29,466)	(28,451)
	$1,612,601	$1,626,187	$4,880,765	$4,829,910

Inter-segment revenues
Cable	$(565)	$(463)	$(1,681)	$(1,424)
Lightpath	(4,525)	(3,870)	(13,916)	(13,037)
Other	(4,603)	(4,648)	(13,869)	(13,990)
	$(9,693)	$(8,981)	$(29,466)	$(28,451)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted operating cash flow (deficit) from continuing operations
Cable	$423,759	$470,602	$1,333,011	$1,392,509
Lightpath	41,921	39,038	129,078	116,783
Other	(48,335)	(37,945)	(116,386)	(115,980)
	$417,345	$471,695	$1,345,703	$1,393,312

Depreciation and amortization (including impairments) included in continuing operations
Cable (b)	$(185,000)	$(178,779)	$(554,615)	$(554,634)
Lightpath (b)	(22,053)	(20,903)	(66,294)	(61,404)
Other	(10,235)	(9,387)	(29,208)	(28,404)
	$(217,288)	$(209,069)	$(650,117)	$(644,442)

Share-based compensation expense included in continuing operations
Cable	$(11,862)	$(6,858)	$(30,791)	$(22,460)
Lightpath	(2,003)	(1,233)	(5,311)	(4,009)
Other	(3,557)	(2,226)	(9,170)	(6,449)
	$(17,422)	$(10,317)	$(45,272)	$(32,918)

Restructuring credits (expense) included in continuing operations
Cable	$4	$—	$4	$19
Lightpath	—	—	—	15
Other	477	137	1,013	(564)
	$481	$137	$1,017	$(530)

Operating income (loss) from continuing operations
Cable	$226,901	$284,965	$747,609	$815,434
Lightpath	17,865	16,902	57,473	51,385
Other	(61,650)	(49,421)	(153,751)	(151,397)
	$183,116	$252,446	$651,331	$715,422

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to our Cable segment.

(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the three and nine months ended September 30, 2015 and 2014, Cable segment revenue was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$784,879	$799,982	$2,398,394	$2,399,280
High-speed data	370,736	355,976	1,103,778	1,057,251
Voice	228,202	233,110	691,854	680,065
Advertising	32,080	42,912	99,258	115,621
Other (including installation, advertising sales commissions, home shopping, and other products)	31,573	26,716	86,868	78,538
	$1,447,470	$1,458,696	$4,380,152	$4,330,755

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating income for reportable segments	$183,116	$252,446	$651,331	$715,422
Items excluded from operating income:
CSC Holdings interest expense	(91,201)	(90,862)	(271,092)	(263,662)
CSC Holdings interest income	213	99	538	274
CSC Holdings intercompany interest income	12,013	12,013	36,040	36,040
Gain (loss) on investments, net	(66,388)	2,151	(20,641)	38,988
Gain on equity derivative contracts, net	66,143	13,679	89,616	19,715
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,931)	(1,735)	(9,618)
Miscellaneous, net	1,800	811	4,114	3,348
CSC Holdings income from continuing operations before income taxes	105,696	188,406	488,171	540,507
Cablevision interest expense	(55,723)	(55,685)	(167,057)	(167,083)
Intercompany interest expense	(12,013)	(12,013)	(36,040)	(36,040)
Cablevision interest income	12	6	24	12
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	—	—	(611)
Cablevision income from continuing operations before income taxes	$37,972	$120,714	$285,098	$336,785

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the Company's capital expenditures by reportable segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital expenditures
Cable	$191,617	$168,446	$511,185	$521,026
Lightpath	24,083	28,434	70,877	81,401
Other	6,964	7,872	21,907	27,518
	$222,664	$204,752	$603,969	$629,945
All revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.
NOTE 15.    RELATED PARTY TRANSACTIONS

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks, Madison Square Garden and MSG Networks Inc. reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues, net	$1,097	$1,146	$3,893	$4,056
Operating expenses:
Technical expenses, net of credits (a)	$43,943	$43,799	$133,306	$135,581
Selling, general and administrative expenses, net of credits	479	126	3,909	2,442
Operating expenses, net	44,422	43,925	137,215	138,023
Net charges	$43,325	$42,779	$133,322	$133,967

(a)
Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services (2014 period only), as well as for AMC, WE tv, IFC, Sundance Channel and BBC America (2015 period only) on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion under this Item 2, are presented in thousands.
Altice Merger
On September 16, 2015, Cablevision entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Altice N.V. (“Altice”), Neptune Merger Sub Corp., a wholly-owned subsidiary of Altice (“Merger Sub”), and Cablevision. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision (the “Merger”), with Cablevision surviving as a subsidiary of Altice.
In connection with the Merger, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share (“CNYG Class A Shares”), and Cablevision NY Group Class B common stock, par value $0.01 per share (“CNYG Class B Shares”, and together with the CNYG Class A Shares, the “Shares”) (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less applicable tax withholdings.
Also in connection with the Merger, outstanding equity-based awards granted under Cablevision’s equity plans will be cancelled and converted into a right to receive cash based upon the $34.90 per Share merger price.
On September 16, 2015, the holders of Shares representing a majority of all votes entitled to be cast in the matter executed and delivered to Cablevision and Altice a written consent adopting the Merger Agreement. As a result, the stockholder approval required to consummate the Merger has been obtained and no further action by Cablevision’s stockholders in connection with the Merger is required.
The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, (iii) adoption and release of an order by the Federal Communications Commission granting any required consent to the transfer of control of Cablevision’s subject licenses, (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007, (v) the receipt of certain approvals from state and local public utility commissions and under certain state and local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, we currently expect the closing of the Merger to occur in the first half of 2016. The Merger is not subject to a financing condition.
The Merger Agreement contains certain customary termination rights, including the right for each of Cablevision and Altice to terminate the Merger Agreement if the Merger is not consummated by September 16, 2016 (subject to extension to December 16, 2016 if either Cablevision or Altice determines additional time is necessary to obtain certain government approvals) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. The Merger Agreement also gives Altice the right to terminate the Merger Agreement in certain circumstances associated with Cablevision’s failure to deliver the Written Consent or Cablevision’s entry into an alternative transaction with respect to an alternative acquisition proposal, among others, and gives Cablevision the right to terminate the Merger Agreement in certain circumstances associated with a failure of Altice’s financing of the Merger, among others. If the Merger Agreement is terminated in certain circumstances associated with Cablevision’s failure to deliver the Written Consent or with respect to an alternative acquisition proposal, among others, Cablevision agreed to pay a termination fee of $280,000 to Altice. Following execution and delivery of the Written Consent on September 16, 2015, no provisions in the Merger Agreement remain in effect pursuant to which the Merger Agreement can be terminated that would require Cablevision to pay the termination fee. If the Merger Agreement is terminated by Cablevision in connection with Altice’s failure to consummate the Merger due to a failure of Altice’s financing of the Merger, then Altice has agreed to pay to Cablevision a termination fee of $560,000.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In October 2015, Neptune Finco Corp. (“Finco”), a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, issued an aggregate principal amount of $3,800,000 (the “Term Loans”) and revolving loan commitments in an aggregate principal amount of $2,000,000 (the “Revolving Credit Facility” and, together with the Term Loans, the “Senior Secured Credit Facilities”). The Term Loans will mature seven years after the Closing Date (as defined below). The Revolving Credit Facility will mature five years after the Closing Date. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter but only if on such day there are outstanding borrowings under the Revolving Credit Facility.
Finco also completed an offering of $1,800,000 aggregate principal amount of 10.125% senior notes due 2023, $2,000,000 aggregate principal amount of 10.875% senior notes due 2025 and $1,000,000 aggregate principal amount of 6.625% senior guaranteed notes due 2025 (collectively the "Notes").
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the credit agreement, dated as of April 17, 2013 (the “Existing Credit Facility”), among CSC Holdings, certain subsidiaries of CSC Holdings and the lenders party thereto and (ii) the senior secured credit agreement, dated as of October 12, 2012, among Newsday LLC, CSC Holdings, and the lenders party thereto, and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the consummation of the Merger of Merger Sub into Cablevision (the “Closing Date”), Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the 6.625% senior guaranteed notes will be guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, which own and operate the New Jersey cable television systems, Cablevision Lightpath, Inc. and any subsidiaries of CSC Holdings that are “Excluded Subsidiaries” under the indenture governing the 6.625% senior guaranteed notes) (such subsidiaries, the “Initial Guarantors”) and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
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
Cable
Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2015, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services.  These monthly charges include fees for video programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems. Our video, high-speed data and Voice over Internet Protocol ("VoIP") services (including advertising and other revenue) accounted for 53%, 23%, and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations. See further details of our Cable segment revenues in "Business Segment Results - Cable" below.
Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our video customers, speed tier upgrades by our high-speed data customers, and acquisition transactions that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines, including commercial establishments that have connected to our cable distribution

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

network). Due to the high penetration of our video, high-speed data and VoIP services (51.3%, 54.9%, and 43.1%, respectively, of serviceable passings at September 30, 2015), our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.
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
Lightpath
Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2015.  Lightpath derives revenues from the sale of fiber-based telecommunications services to the business market. Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T Inc., other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other
Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2015, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
Newsday
Newsday's revenue is derived primarily from the sale of advertising and the sale of the Newsday daily newspaper, including home delivery, digital subscriptions, and single copy sales through local retail outlets ("circulation revenue").  For the nine months ended September 30, 2015, advertising revenues accounted for 62% and circulation revenues accounted for 37% of the total revenues of Newsday.
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
Non-GAAP Financial Measures
We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards that are not expected to be made in cash, in the case of restricted shares, restricted stock units, and stock options, and the distortive effects of fluctuating stock prices in the case of liability classified awards.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation
The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:
STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,612,601	100%	$1,626,187	100%	$(13,586)
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	800,879	50	787,628	48	(13,251)
Selling, general and administrative	411,799	26	377,181	23	(34,618)
Restructuring credits	(481)	—	(137)	—	344
Depreciation and amortization (including impairments)	217,288	13	209,069	13	(8,219)
Operating income	183,116	11	252,446	16	(69,330)
Other income (expense):
Interest expense, net	(146,699)	(9)	(146,442)	(9)	(257)
Gain (loss) on investments, net	(66,388)	(4)	2,151	—	(68,539)
Gain on equity derivative contracts, net	66,143	4	13,679	1	52,464
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(1,931)	—	1,931
Miscellaneous, net	1,800	—	811	—	989
Income from continuing operations before income taxes	37,972	2	120,714	7	(82,742)
Income tax expense	(14,541)	(1)	(48,813)	(3)	34,272
Income from continuing operations, net of income taxes	23,431	1	71,901	4	(48,470)
Loss from discontinued operations, net of income taxes	(406)	—	(79)	—	(327)
Net income	23,025	1	71,822	4	(48,797)
Net loss (income) attributable to noncontrolling interests	78	—	(331)	—	409
Net income attributable to Cablevision Systems Corporation stockholders	$23,103	1%	$71,491	4%	$(48,388)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$4,880,765	100%	$4,829,910	100%	$50,855
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,402,363	49	2,348,928	49	(53,435)
Selling, general and administrative	1,177,971	24	1,120,588	23	(57,383)
Restructuring expense (credits)	(1,017)	—	530	—	1,547
Depreciation and amortization (including impairments)	650,117	13	644,442	13	(5,675)
Operating income	651,331	13	715,422	15	(64,091)
Other income (expense):
Interest expense, net	(437,587)	(9)	(430,459)	(9)	(7,128)
Gain (loss) on investments, net	(20,641)	—	38,988	1	(59,629)
Gain on equity derivative contracts, net	89,616	2	19,715	—	69,901
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	—	(10,229)	—	8,494
Miscellaneous, net	4,114	—	3,348	—	766
Income from continuing operations before income taxes	285,098	6	336,785	7	(51,687)
Income tax expense	(131,090)	(3)	(83,722)	(2)	(47,368)
Income from continuing operations, net of income taxes	154,008	3	253,063	5	(99,055)
Income (loss) from discontinued operations, net of income taxes	(10,908)	—	2,997	—	(13,905)
Net income	143,100	3	256,060	5	(112,960)
Net loss (income) attributable to noncontrolling interests	231	—	(596)	—	827
Net income attributable to Cablevision Systems Corporation stockholders	$143,331	3%	$255,464	5%	$(112,133)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2015	2014
Operating income	$183,116	$252,446	$(69,330)
Share-based compensation	17,422	10,317	7,105
Restructuring credits	(481)	(137)	(344)
Depreciation and amortization (including impairments)	217,288	209,069	8,219
AOCF	$417,345	$471,695	$(54,350)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2015	2014
Operating income	$651,331	$715,422	$(64,091)
Share-based compensation	45,272	32,918	12,354
Restructuring expense (credits)	(1,017)	530	(1,547)
Depreciation and amortization (including impairments)	650,117	644,442	5,675
AOCF	$1,345,703	$1,393,312	$(47,609)
Comparison of Three and Nine Months Ended September 30, 2015 Versus Three and Nine Months Ended September 30, 2014
Consolidated Results - Cablevision Systems Corporation
We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;

•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and

•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.
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
Revenues, net decreased $13,586 (1%) for the three months ended September 30, 2015 and increased $50,855 (1%), for the nine months ended September 30, 2015, as compared to revenues, net for the same periods in 2014.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Increase (decrease) in revenues of the Cable segment	$(11,226)	$49,397
Increase in revenues of the Lightpath segment	3,347	10,727
Decrease in revenues of the Other segment	(4,995)	(8,254)
Inter-segment eliminations	(712)	(1,015)
	$(13,586)	$50,855
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $13,251 (2%) and $53,435 (2%), respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Increase in expenses of the Cable segment	$17,342	$64,062
Increase (decrease) in expenses of the Lightpath segment	413	(214)
Decrease in expenses of the Other segment	(4,185)	(10,243)
Inter-segment eliminations	(319)	(170)
	$13,251	$53,435
Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $34,618 (9%) and $57,383 (5%), respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Increase in expenses of the Cable segment	$23,279	$53,164
Increase (decrease) in expenses of the Lightpath segment	821	(52)
Increase in expenses of the Other segment	10,911	5,116
Inter-segment eliminations	(393)	(845)
	$34,618	$57,383
Depreciation and amortization (including impairments) increased $8,219 (4%) and $5,675 (1%), respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Increase (decrease) in expenses of the Cable segment	$6,221	$(19)
Increase in expenses of the Lightpath segment	1,150	4,890
Increase in expenses of the Other segment	848	804
	$8,219	$5,675
Adjusted operating cash flow decreased $54,350 (12%) and $47,609 (3%), respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Decrease in AOCF of the Cable segment (including a $12,800 provision for a probable settlement of a class action legal matter and an $11,302 lower of cost or market valuation adjustment related to handset inventory)	$(46,843)	$(59,498)
Increase in AOCF of the Lightpath segment	2,883	12,295
Decrease in AOCF of the Other segment (including $9,709 of merger-related costs)	(10,390)	(406)
	$(54,350)	$(47,609)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Interest expense, net increased $257 and $7,128 (2%), respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Increase due to change in average interest rates on our indebtedness	$3,795	$13,607
Decrease due to change in average debt balances	(3,537)	(6,845)
Higher interest income	(120)	(276)
Other net increases, primarily interest expense related to amortization of deferred financing costs and capital leases	119	642
	$257	$7,128
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain (loss) on investments, net of $(66,388) and $(20,641) for the three and nine months ended September 30, 2015, respectively, and $2,151 and $38,988 for the three and nine months ended September 30, 2014, respectively, consists primarily of the increase or decrease in the fair value of Comcast Corporation ("Comcast") common stock owned by the Company.  In addition, the three and nine month periods ended September 30, 2015 include a $3,638 gain recognized in connection with an investment carried at cost.
Gain on equity derivative contracts, net of $66,143 and $89,616 for the three and nine months ended September 30, 2015, respectively, and $13,679 and $19,715 for the three and nine months ended September 30, 2014, respectively, consists of unrealized and realized gains due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,735 for the nine months ended September 30, 2015 and includes the write-off of unamortized deferred financing costs and the unamortized discount of $1,004 and $731, respectively, related to the $200,000 repayment on CSC Holdings Term B loan facility with cash on hand.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,931 and $10,229 for the three and nine months ended September 30, 2014, respectively, and includes the write-off of deferred financing costs and the unamortized discount of $1,931 and $9,618, respectively, related to the $750,000 repayment of CSC Holdings' outstanding Term B loan facility in May 2014 and the $200,000 repayment in September 2014. In addition, the nine month 2014 period includes the write-off of unamortized deferred financing costs of $1,269 and a net gain of $658, net of fees, recognized in connection with the repurchase of Cablevision's outstanding 5-7/8% senior notes due September 2022.
Income tax expense amounted to $14,541 and $131,090 for the three and nine months ended September 30, 2015, respectively, reflecting an effective tax rate of 38% and 46%, respectively. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Such changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, Cablevision recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. In the third quarter of 2015, Cablevision recorded tax benefit of $862 relating to an increase in the research credit and a reduction of nondeductible expenses in the prior year. Absent these items, the effective tax rate for the three and nine months ended September 30, 2015 would have been 41%.
Cablevision recorded income tax expense of $48,813 and $83,722 for the three and nine months ended September 30, 2014, respectively, reflecting an effective tax rate of 40% and 25%, respectively. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. Absent this item, the effective tax rate for the nine months ended September 30, 2014 would have been 41%.
As of September 30, 2015, Cablevision's federal net operating loss and tax credit carry forwards were approximately $413,000 and $59,000, respectively. Subsequent to the full utilization of such carry forwards, payments for income taxes are expected to increase significantly.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,447,470	100%	$1,458,696	100%	$(11,226)
Technical and operating expenses (excluding depreciation and amortization shown below)	726,356	50	709,014	49	(17,342)
Selling, general and administrative expenses	309,217	21	285,938	20	(23,279)
Restructuring credits	(4)	—	—	—	4
Depreciation and amortization	185,000	13	178,779	12	(6,221)
Operating income	$226,901	16%	$284,965	20%	$(58,064)

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$4,380,152	100%	$4,330,755	100%	$49,397
Technical and operating expenses (excluding depreciation and amortization shown below)	2,177,766	50	2,113,704	49	(64,062)
Selling, general and administrative expenses	900,166	21	847,002	20	(53,164)
Restructuring credits	(4)	—	(19)	—	(15)
Depreciation and amortization	554,615	13	554,634	13	19
Operating income	$747,609	17%	$815,434	19%	$(67,825)

The following is a reconciliation of operating income to AOCF:
	Three Months Ended September 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$226,901	$284,965	$(58,064)
Share-based compensation	11,862	6,858	5,004
Restructuring credits	(4)	—	(4)
Depreciation and amortization	185,000	178,779	6,221
AOCF	$423,759	$470,602	$(46,843)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$747,609	$815,434	$(67,825)
Share-based compensation	30,791	22,460	8,331
Restructuring credits	(4)	(19)	15
Depreciation and amortization	554,615	554,634	(19)
AOCF	$1,333,011	$1,392,509	$(59,498)
Revenues, net for the three and nine months ended September 30, 2015 decreased $11,226 (1%) and increased $49,397 (1%), respectively, as compared to revenues, net for the same periods in 2014.  The net changes are attributable to the following:

	Three Months Ended September 30,		Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$784,879	$799,982	$(15,103)	(2)%
High-speed data	370,736	355,976	14,760	4
Voice	228,202	233,110	(4,908)	(2)
Advertising	32,080	42,912	(10,832)	(25)
Other (including installation, advertising sales commissions, home shopping, and other products)	31,573	26,716	4,857	18
Total Cable	$1,447,470	$1,458,696	$(11,226)	(1)%

	Nine Months Ended September 30,		Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$2,398,394	$2,399,280	$(886)	—%
High-speed data	1,103,778	1,057,251	46,527	4
Voice	691,854	680,065	11,789	2
Advertising	99,258	115,621	(16,363)	(14)
Other (including installation, advertising sales commissions, home shopping, and other products)	86,868	78,538	8,330	11
Total Cable	$4,380,152	$4,330,755	$49,397	1%
The net revenue changes for the three and nine months ended September 30, 2015 as compared to the same periods in the prior year were due primarily to rate increases:  (i) for certain video and voice services implemented during the second quarter of 2014, (ii) for certain high-speed data services implemented during the fourth quarter of 2014, and (iii) for certain video services implemented during the first quarter of 2015, and lower net promotional activity as a result of continued disciplined pricing policies.  In addition, pay-per-view revenue increased approximately $8,400 for the nine months ended September 30, 2015 primarily due to a boxing event in the second quarter of 2015. Offsetting these increases was a decrease in revenue due primarily to a decline in video and voice customers for the three and nine months ended September 30, 2015 and a decrease in advertising revenue due primarily to a decline in advertising sales to the political, gaming, cable programming, and banking sectors. In addition, video revenue decreased approximately $3,300 in the third quarter of 2015, which represents the estimated costs of benefits that are reasonably expected to be provided to class members in connection with the probable settlement of a class action legal matter. See Note 13 of the combined notes to the condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents certain statistical information as of the dates indicated:

	September 30, 2015	June 30, 2015	September 30, 2014
	(in thousands)
Total customers	3,107	3,117	3,129
Video customers	2,604	2,637	2,715
High-speed data customers	2,784	2,781	2,756
Voice customers	2,188	2,208	2,240
Serviceable passings	5,075	5,067	5,064
Average monthly revenue per customer ("RPC") (a)	$155.04	$158.52	$154.50

(a)
RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable systems for the respective period.

The following table reflects our net customer increase (decrease) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total customers	(9.9)	(36.4)	(10.4)	(59.3)
Video customers	(32.6)	(55.6)	(77.6)	(98.0)
High-speed data customers	2.7	(22.6)	24.3	(23.9)
Voice customers	(19.3)	(32.9)	(40.4)	(31.8)
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
Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2015 increased $17,342 (2%) and $64,062 (3%), respectively, as compared to the same periods in 2014.  The net increases are attributable to the following:

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Three Months	Nine Months
	Ended September 30, 2015
Increase in programming costs due primarily to contractual rate increases and a pay-per-view boxing event in the second quarter of 2015, partially offset by lower video customers	$13,048	$53,319
Increase in cost of sales (including a lower of cost or market valuation adjustment of $11,302 related to handset inventory)	11,978	13,887
Change in employee related costs primarily related to merit increases in the second quarter of 2015 and a decrease in net benefits	(37)	6,068
Increase in franchise and other fees due primarily to increases in rates in certain areas, partially offset by lower video customers	732	4,260
Decrease in contractor costs due primarily to lower truck rolls	(4,510)	(14,525)
Decrease in call completion and transport costs primarily due to lower level of activity	(2,467)	(7,815)
Other net changes (includes insurance recovery related to Superstorm Sandy of $2,997 in the nine months ended September 30, 2014)	(1,402)	8,868
	$17,342	$64,062
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
Our programming costs increased 4% for the nine months ended September 30, 2015 as compared to the same period in 2014 due primarily to an increase in contractual programming rates, partially offset by a decrease in video customers.  Our programming costs in 2015 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
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
Selling, general and administrative expenses increased $23,279 (8%) and $53,164 (6%) for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  The net increases are attributable to the following:

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Three Months	Nine Months
	Ended September 30, 2015
Increase in legal costs	$6,231	$19,790
Increase in product development costs and other professional fees	4,505	13,977
Increase in advertising, marketing media placement and production costs	2,795	11,367
Estimated costs related to the probable settlement of a class action legal matter (see Note 13)	9,500	9,500
Increase in share-based compensation	5,004	8,331
Increase in billing transaction fees (including a one-time credit of $1,813 recorded in the second quarter of 2014)	1,368	5,819
Decrease in employee related costs related to the elimination of certain positions and lower commissions, partially offset by merit increases	(5,981)	(14,469)
Decrease in expenses related to long-term incentive plan cash awards primarily due to additional expense recorded in the first quarter of 2014 as a result of a change in the estimated payout for certain awards and the elimination of the cash portion of the 2015 awards	(2,898)	(8,929)
Other net increases (net of insurance recovery related to Superstorm Sandy of $922 in the nine months ended September 30, 2014)	2,755	7,778
	$23,279	$53,164
Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs rise as a result of general cost increases for employees and various other expenses.  Selling, general and administrative expenses also include sales and marketing costs, which primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs vary period to period and may increase with intense competition. Additionally, selling, general and administrative expenses include various other administrative costs, including legal fees, and product development costs.
Depreciation and amortization increased $6,221 (3%) and decreased $19, respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The net increase for the three month period ended September 30, 2015 is primarily due to the depreciation of new asset purchases, partially offset by lower depreciation due to certain assets being retired or becoming fully depreciated during the period.
Adjusted operating cash flow decreased $46,843 (10%) and $59,498 (4%) for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  These decreases were due primarily to an increase in operating expenses (excluding depreciation and amortization expense, restructuring credits and share-based compensation). In addition, an increase in revenue partially offset these decreases for the nine months ended September 30, 2015, however, a decrease in revenue contributed to the decrease for the three months ended September 30, 2015.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$91,234	100%	$87,887	100%	$3,347
Technical and operating expenses (excluding depreciation and amortization shown below)	28,881	32	28,468	32	(413)
Selling, general and administrative expenses	22,435	25	21,614	25	(821)
Depreciation and amortization	22,053	24	20,903	24	(1,150)
Operating income	$17,865	20%	$16,902	19%	$963

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$273,398	100%	$262,671	100%	$10,727
Technical and operating expenses (excluding depreciation and amortization shown below)	85,677	31	85,891	33	214
Selling, general and administrative expenses	63,954	23	64,006	24	52
Restructuring credits	—	—	(15)	—	(15)
Depreciation and amortization	66,294	24	61,404	23	(4,890)
Operating income	$57,473	21%	$51,385	20%	$6,088
The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$17,865	$16,902	$963
Share-based compensation	2,003	1,233	770
Depreciation and amortization	22,053	20,903	1,150
AOCF	$41,921	$39,038	$2,883

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount
Operating income	$57,473	$51,385	$6,088
Share-based compensation	5,311	4,009	1,302
Restructuring credits	—	(15)	15
Depreciation and amortization	66,294	61,404	4,890
AOCF	$129,078	$116,783	$12,295
Revenues, net for the three and nine months ended September 30, 2015 increased $3,347 (4%) and $10,727 (4%), respectively, as compared to revenues, net for the same periods in 2014.  The net revenue increases were derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.
Technical and operating expenses (excluding depreciation and amortization) increased $413 (1%) for the three months ended September 30, 2015 and decreased $214 for the nine months ended September 30, 2015 as compared to the same periods in 2014.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.
Selling, general and administrative expenses increased $821 (4%) for the three months ended September 30, 2015 and decreased $52 for the nine months ended September 30, 2015, as compared to the same periods in 2014.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.
Depreciation and amortization increased $1,150 (6%) and $4,890 (8%) for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 due primarily to the depreciation of new asset purchases.
Adjusted operating cash flow increased $2,883 (7%) and $12,295 (11%) for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  The increases are due primarily to an increase in revenue, net, as discussed above.
Other
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$83,590	100%	$88,585	100%	$(4,995)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	53,289	64	57,474	65	4,185
Selling, general and administrative expenses	82,193	98	71,282	80	(10,911)
Restructuring credits	(477)	(1)	(137)	—	340
Depreciation and amortization (including impairments)	10,235	12	9,387	11	(848)
Operating loss	$(61,650)	(74)%	$(49,421)	(56)%	$(12,229)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$256,681	100%	$264,935	100%	$(8,254)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	162,459	63	172,702	65	10,243
Selling, general and administrative expenses	219,778	86	214,662	81	(5,116)
Restructuring expense (credits)	(1,013)	—	564	—	1,577
Depreciation and amortization (including impairments)	29,208	11	28,404	11	(804)
Operating loss	$(153,751)	(60)%	$(151,397)	(57)%	$(2,354)

The following is a reconciliation of operating loss to AOCF deficit:
	Three Months Ended September 30,
	2015	2014	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(61,650)	$(49,421)	$(12,229)
Share-based compensation	3,557	2,226	1,331
Restructuring credits	(477)	(137)	(340)
Depreciation and amortization (including impairments)	10,235	9,387	848
AOCF deficit	$(48,335)	$(37,945)	$(10,390)

	Nine Months Ended September 30,
	2015	2014	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(153,751)	$(151,397)	$(2,354)
Share-based compensation	9,170	6,449	2,721
Restructuring expense (credits)	(1,013)	564	(1,577)
Depreciation and amortization (including impairments)	29,208	28,404	804
AOCF deficit	$(116,386)	$(115,980)	$(406)
Revenues, net decreased $4,995 (6%) and $8,254 (3)% for the three and nine months ended September 30, 2015, respectively, as compared to revenues, net for the same periods in 2014.  The net decreases are attributable to the following:

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Three Months	Nine Months
	Ended September 30, 2015
Decrease in revenues at Newsday (from $61,785 to $56,865 for the three month period and $185,491 to $175,311 for the nine month period) due primarily to decreases in advertising revenues driven primarily by competition from other media, partially offset by an increase in circulation revenues	$(4,920)	$(10,180)
Net increase in revenues, primarily advertising revenues at News 12 Networks, partially offset by decreases in other businesses for the nine month period	(142)	1,632
Intra-segment eliminations	67	294
	$(4,995)	$(8,254)
Technical and operating expenses (excluding depreciation, amortization and impairments) for the three and nine months ended September 30, 2015 decreased $4,185 (7%) and $10,243 (6%), respectively, as compared to the same periods in 2014.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Decrease in costs at Newsday (from $43,070 to $38,587 for the three month period and from $129,698 to $119,040 for the nine month period) due primarily to lower newsprint and ink expenses, as well as lower distribution and employee related costs	$(4,483)	$(10,658)
Other net increases	298	415
	$(4,185)	$(10,243)
Selling, general and administrative expenses increased $10,911 (15%) and $5,116 (2%) for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2015
Increase in corporate costs, primarily merger-related costs of $9,709 and employee related costs, net of allocations to business units	$12,141	$10,143
Decrease in expenses at Newsday (from $23,809 to $23,547 for the three month period and $74,362 to $71,348 for the nine month period). The decrease in the nine month period is due primarily to the termination and settlement of a distribution agreement in the first quarter of 2015, as well as lower employee related costs (including long-term incentive plan expenses), partially offset by an increase in share-based compensation and real estate taxes	(262)	(3,014)
Decrease in expenses at certain other businesses	(1,035)	(2,307)
Intra-segment eliminations	67	294
	$10,911	$5,116
We expect to incur additional merger related costs prior to and upon consummation of the merger with Altice.
Adjusted operating cash flow deficit increased $10,390 (27%) and $406 for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 (including Newsday's AOCF deficit of $3,477 and $10,444, respectively, for the three and nine months ended September 30, 2015 compared to AOCF deficit of $4,021 and $15,367 for the three and nine months ended September 30, 2014, respectively).  The increase in the AOCF deficit for the three month period was due primarily to a decrease in revenues, net, and an increase in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above. The increase in the AOCF deficit for the nine month period was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC
The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Cablevision Systems Corporation stockholders	$23,103	$71,491	$143,331	$255,464
Interest expense relating to Cablevision senior notes included in Cablevision's consolidated statements of income	55,723	55,685	167,057	167,083
Interest income related to cash held at Cablevision	(12)	(6)	(24)	(12)
Interest income included in CSC Holdings' consolidated statements related to interest on Cablevision's senior notes held by Newsday Holdings (this interest income is eliminated in the Cablevision's consolidated statements of income)	12,013	12,013	36,040	36,040
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	—	—	—	611
Income tax benefit included in Cablevision's consolidated statements of income	(28,911)	(30,194)	(88,097)	(88,310)
Net income attributable to CSC Holdings, LLC's sole member	$61,916	$108,989	$258,307	$370,876
Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
CASH FLOW DISCUSSION
Continuing Operations - Cablevision Systems Corporation
Operating Activities
Net cash provided by operating activities amounted to $920,056 for the nine months ended September 30, 2015 compared to $1,029,004 for the nine months ended September 30, 2014.  The 2015 cash provided by operating activities resulted from $804,125 of income from continuing operations before depreciation and amortization (including impairments) and $132,599 of non-cash items.  Partially offsetting these increases was a decrease in cash of $9,485 resulting from an increase in current and other assets and $7,183 as a result of a decrease in accounts payable and other liabilities.
The 2014 cash provided by operating activities resulted from $897,505 of income from continuing operations before depreciation and amortization (including impairments), $168,091 of non-cash items and $12,544 from a decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $49,136 as a result of a decrease in accounts payable and other liabilities.
The decrease in cash provided by operating activities of $108,948 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, resulted from a decrease in income from continuing operations before depreciation and amortization (including impairments) and other non-cash items of $128,872, partially offset by an increase in cash of $19,924 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $615,132 compared to $626,575 for the nine months ended September 30, 2014.  The 2015 investing activities consisted primarily of $603,969 of capital expenditures ($511,185 of which relates to our Cable segment), net payments for other investments of $7,869, and additions to other intangible assets of $7,444, partially offset by other net cash receipts of $4,150.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2014 investing activities consisted primarily of $629,945 of capital expenditures ($521,026 of which relates to our Cable segment), partially offset by other net cash receipts of $3,370.
Financing Activities
Net cash used in financing activities amounted to $282,439 for the nine months ended September 30, 2015 compared to $289,925 for the nine months ended September 30, 2014.  In 2015, the Company's financing activities consisted primarily of repayments of credit facility debt of $245,369, dividend distributions to common stockholders of $125,170, payments of $18,265 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $14,290, payment for the acquisition of the noncontrolling interest in Newsday of $8,300, repayments of notes payable of $2,458, and distributions to noncontrolling interests of $901, partially offset by net proceeds from collateralized indebtedness of $109,306, proceeds from stock option exercises of $17,416 and an excess tax benefit related to share-based awards of $5,592.
In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $975,323, dividend distributions to common stockholders of $120,513, payments to repurchase senior notes, including fees, of $27,173, payments of deferred financing costs of $14,273, principal payments on capital lease obligations of $11,208, payments of $6,608 related to the net share settlement of restricted stock awards, repayments of notes payable of $2,306, and distributions to noncontrolling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $74,516, proceeds from stock option exercises of $43,679 and an excess tax benefit related to share-based awards of $298.
Continuing Operations - CSC Holdings, LLC
Operating Activities
Net cash provided by operating activities amounted to $1,086,862 for the nine months ended September 30, 2015 compared to $1,216,719 for the nine months ended September 30, 2014.  The 2015 cash provided by operating activities resulted from $919,101 of income from continuing operations before depreciation and amortization (including impairments), non-cash items of $49,734 and $114,318 as a result of an increase in accounts payable and other liabilities, and an increase in cash of $3,709 resulting from a decrease in current and other assets.
The 2014 cash provided by operating activities resulted from $1,012,917 of income before depreciation and amortization (including impairments), a $127,588 decrease in current and other assets and a $79,908 increase in accounts payable and other liabilities. These increases were partially offset by non-cash items of $3,694.
The decrease in cash provided by operating activities of $129,857 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 resulted from a decrease in income before depreciation and amortization (including impairments) from continuing operations and other non-cash items of $40,388 and a decrease of $89,469 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $615,132 compared to $626,575 for the nine months ended September 30, 2014.  The 2015 investing activities consisted primarily of $603,969 of capital expenditures ($511,185 of which relates to our Cable segment), net payments for other investments of $7,869, and additions to other intangible assets of $7,444, partially offset by other net cash receipts of $4,150.
The 2014 investing activities consisted primarily of $629,945 of capital expenditures ($521,026 of which relates to our Cable segment), partially offset by other net cash receipts of $3,370.
Financing Activities
Net cash used in financing activities amounted to $461,141 for the nine months ended September 30, 2015 compared to $491,489 for the nine months ended September 30, 2014.  In 2015, the Company's financing activities consisted primarily of repayments of credit facility debt of $245,369, distributions to Cablevision of $312,515, principal payments on capital lease obligations of $14,290, payment for the acquisition of the noncontrolling interest in Newsday of $8,300, repayments of notes payable of $2,458, and distributions to noncontrolling interests of $901, partially offset by net proceeds from collateralized indebtedness of $109,306 and an excess tax benefit related to share-based awards of $13,386.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $975,323, distributions to Cablevision of $316,350, payments of deferred financing costs of $14,273, principal payments on capital lease obligations of $11,208, repayments of notes payable of $2,306, and distributions to noncontrolling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness of $74,516, and an excess tax benefit related to share-based awards of $4,469.
LIQUIDITY AND CAPITAL RESOURCES
Cablevision
Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of CNYG Class A shares, CNYG Class B shares and approximately $3,410,000 of debt securities, including approximately $2,799,000 face value of debt securities held by third party investors and approximately $611,000 held by Newsday Holdings.  The $611,000 of senior notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.
Funding for Our Debt Service Requirements
Funding for the debt service requirements of our debt securities has been provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries has generally been provided by cash flow from operations, cash on hand, and borrowings under the Restricted Group (as later defined) revolving credit facility, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand and borrowings under the Restricted Group revolving credit facility has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility.  We have accessed the debt markets for significant amounts of capital in the past and expect to do so in the future. Under the Merger Agreement, we are not permitted to issue additional debt prior to the consummation of the Merger.
We have assessed our ability to repay our scheduled debt maturities prior to the Merger and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities prior to the Merger.  Our collateralized debt maturing prior to the Merger will be settled by delivering cash from the net proceeds of new monetization transactions.
Following the Merger, Altice will determine how we will fund our debt service requirements, including the debt service requirements under the Cablevision and CSC Holdings senior notes that will remain outstanding following the Merger. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Altice Merger” for a discussion of the indebtedness incurred by subsidiaries of Altice that will be assumed by us in the Merger.
If the Merger is not consummated, we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay scheduled current debt maturities in the next 12 months totaling $109,105 under our credit facilities, capital leases, and notes payable as of September 30, 2015. However, competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although, if the Merger is not consummated, we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
In the longer term, if the Merger is not consummated, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our ability to access the capital and credit markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

investments from third parties or reducing or eliminating dividend payments and stock repurchases or other discretionary uses of cash.
Debt Outstanding
The following table summarizes our outstanding debt (excluding accrued interest), as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2015:

	Restricted Group	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision
Credit facility debt	$2,056,684	$480,000	$—	$2,536,684	$—	$—	$2,536,684
Senior notes and debentures	3,064,327	—	—	3,064,327	3,406,535	(611,455)	5,859,407
Collateralized indebtedness relating to stock monetizations	—	—	1,164,577	1,164,577	—	—	1,164,577
Capital lease obligations	51,460	466	—	51,926	—	—	51,926
Notes payable	18,634	—	—	18,634	—	—	18,634
Total debt	$5,191,105	$480,466	$1,164,577	$6,836,148	$3,406,535	$(611,455)	$9,631,228
Interest expense	$215,499	$14,269	$41,324	$271,092	$203,097	$(36,040)	$438,149
Capital expenditures	$592,437	$3,534	$7,998	$603,969	$—	$—	$603,969

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at September 30, 2015.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of September 30, 2015 and December 31, 2014:

		Interest Rate at September 30, 2015	Amounts Payable on or prior to September 30, 2016	Carrying Value at
	Maturity Date			September 30, 2015	December 31, 2014
Restricted Group:
Revolving loan facility	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	1.94%	59,907	898,603	934,547
Term B loan facility (a)	April 17, 2020	2.69%	11,887	1,158,081	1,366,102
Restricted Group credit facility debt			71,794	2,056,684	2,300,649
Newsday:
Floating rate term loan facility	October 12, 2016	3.69%	—	480,000	480,000
Total credit facility debt			$71,794	$2,536,684	$2,780,649

(a)	The unamortized discount related to the Term B loan facility amounted to $3,922 and $5,326 at September 30, 2015 and December 31, 2014, respectively.
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
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and VoIP services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases and senior note repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group prior to the Merger will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's revolving credit facility.
The Restricted Group has a credit agreement which we refer to as the "Credit Agreement" or the "Existing Credit Facility" elsewhere herein and provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility.  At September 30, 2015, $71,581 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,419 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with the repayment of the Term B loan facility, the Company recognized a loss on extinguishment of debt of $731 and wrote-off unamortized deferred financing costs related to this loan facility of $1,004.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a further description of the Restricted Group Credit Agreement, including the principal financial covenants.
The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2015.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Restricted Group credit facility is expected to be repaid and terminated in connection with the Merger. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Altice Merger” for a discussion of the indebtedness incurred by subsidiaries of Altice that will be assumed by us as a result of the Merger.
Newsday LLC
We currently expect that net funding and investment requirements for Newsday prior to the Merger will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings, capital contributions and intercompany advances.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a further description of the Newsday LLC credit facility, including the principal financial covenants.
The Newsday LLC credit facility is expected to be repaid in connection with the Merger.
Capital Expenditures
The following table provides details of the Company's capital expenditures for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital Expenditures
Customer premise equipment	$74,401	$63,895	$177,209	$188,890
Scalable infrastructure	58,535	48,259	160,099	167,118
Line extensions	7,052	3,604	19,777	12,268
Upgrade/rebuild	12,162	12,737	43,162	32,128
Support	39,467	39,951	110,938	120,622
Total Cable	191,617	168,446	511,185	521,026
Lightpath	24,083	28,434	70,877	81,401
Other	6,964	7,872	21,907	27,518
Total Cablevision	$222,664	$204,752	$603,969	$629,945
Capital expenditures for the three months ended September 30, 2015 increased $17,912 (9%) as compared to the same period in 2014. This increase was primarily related to an increase in purchases in customer equipment, spending to support various network projects and upgrades to the cable network infrastructure. For the nine months ended September 30, 2015, capital expenditures decreased $25,976 (4%) as compared to the same period in 2014. This decrease was due primarily to a decrease in purchases of customer equipment and network equipment, partially offset by increases in spending related to cable plant upgrades.
Monetization Contract Maturities
During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.
In the Merger Agreement, Cablevision agreed that it would not share settle any collateralized indebtedness prior to the Merger.
Other Events
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the nine months ended September 30, 2015, Cablevision did not repurchase any shares.  Since inception through September 30, 2015, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678,

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.
As of September 30, 2015, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations, however the stock repurchase program has been suspended pursuant to the Merger Agreement.
Dividends
During the nine months ended September 30, 2015, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 24, 2015	$0.15	March 16, 2015	April 3, 2015
May 1, 2015	$0.15	May 22, 2015	June 12, 2015
August 6, 2015	$0.15	August 21, 2015	September 10, 2015
Cablevision paid dividends aggregating $125,170, including accrued dividends on vested restricted shares of $3,935 during the nine months ended September 30, 2015.  In addition, as of September 30, 2015, up to approximately $8,019 will be paid when, and if, restricted shares and performance based restricted stock units vest.
Pursuant to the terms of the Merger Agreement, Cablevision will not be permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice.
During the nine months ended September 30, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $312,515.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

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
Commitments and Contingencies
As of September 30, 2015, the Company's commitments and contingencies for continuing operations not reflected in the Company's condensed consolidated balance sheet decreased to approximately $6,234,000 as compared to approximately $7,264,000 at December 31, 2014.  This decrease relates primarily to payments made pursuant to programming commitments during the nine months ended September 30, 2015.
Managing our Interest Rate and Equity Price Risk
Interest Rate Risk
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at September 30, 2015 amounted to $2,536,684.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at September 30, 2015.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2015, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value in our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value in our condensed consolidated balance sheets with changes in value reflected in our condensed consolidated statements of income, and all of the counterparties to such transactions currently carry investment grade credit ratings.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory.  Inventory under ASU No. 2015-11 is to be measured at the “lower of cost and net realizable value” which would eliminate the other two options that currently exist for “market”: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  ASU No. 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  ASU No. 2015-11 is to be applied prospectively and becomes effective for us on January 1, 2017 although early adoption is permitted.  Inventory held for sale is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. The Company has not yet completed the evaluation of the effect that ASU No. 2015-11 will have on its consolidated financial statements.
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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2015, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

to $1,164,577 at September 30, 2015.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2015, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,221,646.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $122,165.  As of September 30, 2015, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $63,804, a net asset position.  For the nine months ended September 30, 2015, we recorded a net gain of $89,616 related to our outstanding equity derivative contracts and recorded an unrealized loss of $24,270 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2014, net liability position	$(94,900)
Change in fair value, net	89,616
Settlement of contracts	69,088
Fair value as of September 30, 2015, net asset position	$63,804

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares		Hedge Price	Cap Price (b)
Deliverable	Maturity	per Share (a)	Low	High
2,668,875	2015	$49.01	$58.81	$58.81
8,069,934	2016	$48.93 - $53.62	$58.72	$69.70
10,738,809	2017	$55.96 - $59.11	$72.75	$76.85

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt:  At September 30, 2015, the fair value of our fixed rate debt of $6,670,021 was lower than its carrying value of $7,042,618 by $372,597.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2015 would increase the estimated fair value of our fixed rate debt by $212,869 to $6,882,890.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control
During the nine months ended September 30, 2015, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 1A.    Risk Factors
Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial condition and results of operations and negatively impact Cablevision's share price.
As previously disclosed, on September 16, 2015, Cablevision entered into the Merger Agreement with Altice and its wholly owned subsidiary, Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision, with Cablevision surviving the Merger as a subsidiary of Altice. In connection with the Merger, each Share (both the CNYG Class A Shares and the CNYG Class B Shares) (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less any applicable tax withholdings.
The Merger is subject to the satisfaction of a number of conditions beyond our control, including regulatory approvals and other customary closing conditions. There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, financial condition and results of operations. The Merger Agreement also contains specified termination rights, including the right for each of Cablevision and Altice to terminate the Merger Agreement if the Merger is not consummated by September 16, 2016 (subject to extension to December 16, 2016 if either Cablevision or Altice determines additional time is necessary to obtain certain government approvals). If the proposed Merger is not completed or the Merger Agreement is terminated, the price of the Shares may decline, including to the extent that the current market price of Shares reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty about the effect of the Merger on employees, customers, suppliers, vendors, and other third parties who deal with us may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, suppliers, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, and competitors may target our existing customers by highlighting potential uncertainties and difficulties that may result from the Merger, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the Merger Agreement restricts us from taking certain actions without Altice's consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, making certain capital expenditures, refinancing indebtedness, entering into transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, financial condition and results of operations.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Altice’s financing in connection with the Merger will result in increased indebtedness and leverage on the Company.
As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Altice Merger”, in connection with the Merger, Altice has issued the Term Loans and the Notes and plans to issue loans under the Revolving Credit Facility. Following the consummation of the Merger, this debt will become obligations of CSC Holdings and certain of its subsidiaries. This will materially increase the total outstanding indebtedness and leverage of the Company. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of certain of the risks associated with high levels of indebtedness.
Item 6.        Exhibits

(a)	Index to Exhibits.

2.1
Agreement and Plan of Merger, dated as of September 16, 2015, among Cablevision Systems Corporation, Altice N.V. and Neptune Merger Sub Corp. (incorporated herein by reference to Exhibit 2.1 to Cablevision’s Current Report on Form 8-K, filed on September 17, 2015).

3.1	Amended and Restated Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.1 to Cablevision’s Current Report on Form 8-K, filed on September 17, 2015).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 3, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	November 3, 2015		/s/ Brian G. Sweeney
		By:	Brian G. Sweeney as President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC