Form 10-K
period 2015-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2016-02-25
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller reporting company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, LLC	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐	Yes	☐	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2015:  $5,098,120,074

Number of shares of common stock outstanding as of February 19, 2016:

Cablevision NY Group Class A Common Stock -	222,521,967
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

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
Cablevision Systems Corporation
Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $2.8 billion of senior notes which amount does not include approximately $611 million of its senior notes held by its wholly-owned subsidiary, Newsday Holdings LLC ("Newsday Holdings").  The $611 million of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in total member's deficiency of CSC Holdings. Cablevision has no operations independent of its CSC Holdings subsidiary.
CSC Holdings
CSC Holdings is one of the largest cable operators in the United States based on the number of video customers.  As of December 31, 2015, we served approximately 2.6 million video customers in and around the New York metropolitan area.  We believe that our cable systems (also referred to as our broadband network) in the New York metropolitan area comprise the largest metropolitan cluster of cable systems under common ownership in the United States (measured by number of video customers).  We also provide high-speed data (also referred to as high-speed Internet access) and Voice over Internet Protocol ("VoIP") services using our broadband network.  Through Cablevision Lightpath, Inc. ("Lightpath"), our wholly-owned subsidiary, we provide Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area.  In addition, through our wholly-owned subsidiary, Newsday Holdings, we own Newsday LLC ("Newsday"), which operates a newspaper publishing business.  We also own a cable television advertising sales business and regional news programming services businesses.
We classify our operations into three reportable segments: (1) Cable, consisting principally of our video, high-speed data, and VoIP operations; (2) Lightpath; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, which provide regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.  Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our segments.
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
Also in connection with the Merger, outstanding equity-based awards granted under Cablevision’s equity plans will be cancelled and converted into a right to receive cash based upon the $34.90 per Share merger price in accordance with the original terms of the awards.
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
The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (which condition has been satisfied as of November 4, 2015), (iii) adoption and release of an order by the Federal Communications Commission ("FCC") granting any required consent to the transfer of control of Cablevision’s licenses, (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 (which condition has been satisfied as of February 17, 2016), (v) the receipt of certain approvals from state and local public utility commissions and under certain state and local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, the Company currently expects the closing of the Merger to occur in the second quarter of 2016. The Merger is not subject to a financing condition.
The Merger Agreement contains certain customary termination rights, including the right for each of Cablevision and Altice to terminate the Merger Agreement if the Merger is not consummated by September 16, 2016 (subject to extension to December 16, 2016 if either Cablevision or Altice determines additional time is necessary to obtain certain government approvals) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. The Merger Agreement also gives Altice the right to terminate the Merger Agreement in certain circumstances associated with Cablevision’s failure to deliver the Written Consent or Cablevision’s entry into an alternative transaction with respect to an alternative acquisition proposal, among others, and gives Cablevision the right to terminate the Merger Agreement in certain circumstances associated with a failure of Altice’s financing of the Merger, among others. If the Merger Agreement is terminated in certain circumstances associated with Cablevision’s failure to deliver the Written Consent or with respect to an alternative acquisition proposal, among others, Cablevision agreed to pay a termination fee of $280 million to Altice. Following execution and delivery of the Written Consent on September 16, 2015, no provisions in the Merger Agreement remain in effect pursuant to which the Merger Agreement can be terminated that would require Cablevision to pay the termination fee. If the Merger Agreement is terminated by Cablevision in connection with Altice’s failure to consummate the Merger due to a failure of Altice’s financing of the Merger, then Altice has agreed to pay to Cablevision a termination fee of $560 million.
In October 2015, Neptune Finco Corp. (“Finco”), a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, borrowed an aggregate principal amount of $3.8 billion under a term loan facility (the “Term Loans”) and entered into revolving loan commitments in an aggregate principal amount of $2.0 billion (the “Revolving Credit Facility” and, together with the Term Loans, the “Senior Secured Credit Facilities”). The Term Loans will mature on October 9, 2022. Quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loans will be required to be made beginning with the first full fiscal quarter after the Closing Date. The Revolving Credit Facility will mature on October 9, 2020. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter (commencing with the last day of the first full fiscal quarter ended after the Closing Date) but only if on such day there are outstanding borrowings under the Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15 million).

Finco also issued $1.8 billion aggregate principal amount of 10.125% senior notes due 2023, $2.0 billion aggregate principal amount of 10.875% senior notes due 2025 and $1.0 billion aggregate principal amount of 6.625% senior guaranteed notes due 2025 (the "Senior Guaranteed Notes") (collectively the "Notes").
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the credit agreement, dated as of April 17, 2013 (the “Existing Credit Facility”), among CSC Holdings, certain subsidiaries of CSC Holdings and the lenders party thereto and (ii) the senior secured credit agreement, dated as of October 12, 2012, among Newsday, CSC Holdings, and the lenders party thereto (the "Existing Newsday Credit Facility'), and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the consummation of the Merger of Merger Sub into Cablevision (the “Closing Date”), Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the Senior Guaranteed Notes will be guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, which own and operate the New Jersey cable television systems, Cablevision Lightpath, Inc. and any subsidiaries of CSC Holdings that are “Excluded Subsidiaries” under the indenture governing the Senior Guaranteed Notes) (such subsidiaries, the “Initial Guarantors”) and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
Purchase of Newsday Noncontrolling Interest
In September 2015, the Company purchased the minority interest in Newsday Holdings held by Tribune Media Company ("Tribune") for approximately $8.3 million. As a result of this transaction, Newsday Holdings is a wholly-owned subsidiary of the Company. In addition, the indemnity provided by the Company to Tribune for certain taxes incurred by Tribune if Newsday Holdings or its subsidiary sold or otherwise disposed of Newsday assets in a taxable transaction or failed to maintain specified minimum outstanding indebtedness, was amended so that the restriction period lapsed on September 2, 2015.
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
Our cable television systems offer varying packages of video service.  Our video service is marketed under the "Optimum" brand name.  Our video services may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information, sports and entertainment channels, regional sports networks, and certain premium services.  We also offer interactive video service, which enables customers to receive video on demand and subscription video on demand services, as well as interactive entertainment and advertising services.
Our Cable segment revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video-on-demand and subscription video-on-demand program services, from the sale of advertising time on advertiser supported programming and from installation, equipment charges and other fees.  We also provide high-speed data services using our broadband network.  High-speed data services are provided to residential and small business customers through a cable modem device.  The high-speed data service is marketed as "Optimum Online". We offer VoIP services to our residential and small business Optimum Online customers, marketed as "Optimum Voice". Our video, high-speed data and VoIP services accounted for 53%, 23% and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2015. Certain services and equipment provided by substantially all of our cable systems are subject to regulation.  See "Regulation".

The following table sets forth certain statistical data regarding our cable operations as of the dates indicated:
	As of December 31,
	2015	2014	2013
	(in thousands, except per customer amounts)

Total customers (a)	3,120	3,118	3,188
Video customers (b)	2,594	2,681	2,813
High-speed data customers	2,809	2,760	2,780
Voice customers	2,193	2,229	2,272
Serviceable passings (c)	5,080	5,046	5,034
Penetration:
Total customers to serviceable passings	61.4%	61.8%	63.3%
Video customers to serviceable passings	51.1%	53.1%	55.9%
High-speed data customers to serviceable passings	55.3%	54.7%	55.2%
Voice customers to serviceable passings	43.2%	44.2%	45.1%
Average Monthly Revenue per Customer ("RPC") (d)	$155.88	$155.20	$147.34

(a)	Represents number of households/businesses that receive at least one of the Company's services.

(b)
Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

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
Our digital video programming services currently offered to subscribers, branded "Optimum" TV, include:

•	Up to 620 standard definition and high definition ("HD") entertainment channels,

•	90 premium movie channels including multiplexes of HBO, Showtime, Cinemax, Starz, Encore and The Movie Channel,

•	Access to on-demand movies and other programming, including shows from the top broadcast and cable networks, and subscription on-demand,

•	50 channels of uninterrupted commercial-free digital music from Music Choice,

•	Seasonal sports packages from the National Basketball Association, National Hockey League, Major League Baseball, Major League Soccer, plus a sports and entertainment package with over 40 channels,

•	Up to 108 international channels from around the world,

•	Up to 171 channels available in HD, including local broadcast affiliates, local sports channels, premium networks such as HBO and various other cable networks,

•	A collection of enhanced television applications including News 12 Interactive (not available in Litchfield, Connecticut), MSG Varsity Interactive and Tag Games,

•	Mobile access to content from 174 networks, including News 12, HBO, Starz, ESPN, The NFL Network and The Disney Channel, via the Internet and phone/tablet app experiences,

•
Multi-Room DVR Plus, a remote-storage digital video recorder ("DVR") providing subscribers the ability to record 15 shows simultaneously while watching any live or pre-recorded show, and rewind and pause live television. Recordings can be played back on any digital set top box in the home.  We continue to offer a set top box DVR service giving subscribers the ability to record, pause and rewind live television.

The Optimum App, available for the iPad, iPhone, iPod touch, laptop, Kindle Fire and select Android phones and tablets, extends the Optimum television experience to these devices. App features, depending on the platform, include the ability to watch live TV, stream on-demand titles and use the device as a remote to control the customer's digital set top box while inside the home.  The App also allows customers to browse Optimum's program guide, search for programming (voice-based search available on select iOS and Android devices), and schedule DVR recordings, inside and outside the home.
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
Our current Internet speed tiers deliver up to: (i) 5 megabits per second ("Mbps") downstream and 1Mbps upstream for our Optimum Online Internet Basics level of service (currently available in certain portions of our service area), (ii) 25Mbps downstream and 5Mbps upstream for our Optimum Online level of service, (iii) 50Mbps downstream and 25Mbps upstream for our Optimum Online Ultra 50 level of service, (iv) 75Mbps downstream and 35Mbps upstream for our Optimum Online Ultra 75 level of service, and (v) 101Mbps downstream and 35Mbps upstream for our Optimum Online Ultra 101 level of service.
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
We have deployed a broadband wireless network ("WiFi") across our service area.  The WiFi network allows Optimum Online customers to access the service while they are away from their home or office.  WiFi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain NJ Transit rail stations, New York City parks and special venues, such as MacArthur Airport and Nassau Coliseum.  Similarly, our WiFi network is available in customer homes via a second network included with our "smart router" product. WiFi has been activated across our entire service area, and has approximately 1.5 million available hotspots throughout our service area, including our "smart router" product. WiFi is offered as a free value added benefit to Optimum Online customers and for a fee to non-customers in certain locations. Our WiFi service also allows our Optimum Online customers to access the WiFi networks of Comcast Corporation ("Comcast"), Time Warner Cable Inc., Bright House Networks, LLC and Cox Communications, Inc.
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

System Capacity
Our cable plant network uses state of the art hybrid fiber/coax architecture with an average of approximately 300 homes per fiber node. The network is a two-way interactive system with a minimum of 750 MHz offering HD digital channels, high-speed data and voice services.
Programming
Programming is available to the cable television systems from a variety of sources. Program suppliers' compensation is typically a fixed, per subscriber monthly fee (subject to contractual escalations) based, in most cases, on the number of customers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming, and other factors.
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
Franchise agreements are usually for a term of 5 to 15 years from the date of grant; most are 10 years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  We have never lost a franchise for an area in which we operate.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted, and franchise agreements sometimes expire before a renewal is negotiated and finalized.  New York and New Jersey state laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue "formal" franchise remedies under federal law.  As of December 31, 2015, our ten largest franchise areas comprised approximately 57% of our total video customers and of those, one franchise, the Town of Hempstead, New York, comprising an aggregate of approximately 86,000 video customers, was expired.  We are currently lawfully operating in the Town of Hempstead, New York franchise area under temporary authority recognized by the State of New York. Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See "Regulation - Cable Television".  Despite our efforts and the protections of federal law, it is possible that one or more of our franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.
Lightpath
Lightpath is a regional provider of fiber based telecommunications to businesses, including Ethernet, data transport, Internet protocol ("IP") based virtual private networks, Internet access, voice services, including session initiation protocol ("SIP") trunking, and VoIP services. Lightpath also provides managed information technology services to businesses, including hosted voice services (cloud based SIP-based private branch exchange ("IP-PBX")), managed WiFi, managed desktop and server backup, and managed collaboration services including audio and web conferencing. Lightpath's customers include, among others, companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and telecommunication providers (wireless telecommunication companies, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC")).
As of December 31, 2015, Lightpath had over 7,700 locations connected to its fiber network. Lightpath has built an advanced fiber optic network extending more than 6,400 route miles, which includes approximately 328,000 miles of fiber, throughout the New York metropolitan area. Lightpath holds a franchise from New York City which grants rights of way authority to provide telecommunications services throughout the five boroughs. The franchise expired on December 20, 2008 and the renewal process with New York City is ongoing. We believe we will be able to obtain renewal of the franchise and have received assurance from New York City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made. Failure to ultimately obtain renewal of the franchise could negatively affect Lightpath's revenues.
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
Telephone Companies.  We face competition from two telephone companies.  Verizon Communications, Inc. ("Verizon") and Frontier Communications Corporation ("Frontier") offer video programming in addition to their high-speed data and VoIP services to residential and business customers in our service area.  The attractive demographics of our service territory make this region a desirable location for investment in distribution technologies by these companies.
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
DBS.  We also face competition from DBS providers in our service area.  The two major DBS providers, DISH Network Corporation ("DISH Network") and DIRECTV (a subsidiary of AT&T Inc.), are available to the vast majority of our customers.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices.  Our ability to compete with these DBS providers is affected by the quality and quantity of programming available to us and to them.  DIRECTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.  DBS operators also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and phone services. Each of these competitors has significantly greater financial resources than we do.  See "Regulation" for a discussion of regulatory and legislative issues.
Other Competitors and Video Programming Sources.  Another source of competition for our Cable segment is the delivery of video content over the Internet directly to subscribers.  This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Netflix, Google Inc.'s "YouTube" and Amazon.com, Inc.'s "Prime". Verizon offers a mobile video delivery service called Go90 and DISH Network has a product offering Internet delivery of a number of cable networks called Sling TV. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Consumers are able to watch such Internet-delivered content on television sets and mobile devices.  The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services.  Our video service also faces competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, satellite master antenna television ("SMATV") systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers, and "open video system" ("OVS") operators.  There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our video service offering less profitable or even obsolete.
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
Lightpath
Lightpath operates as a CLEC in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - including ILECs, other CLECs, and long distance voice service companies.  More specifically, Lightpath faces substantial competition from Verizon and Frontier which are the dominant providers of local telephone and broadband services in their respective service areas.  ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long standing relationships with customers.
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

Newsday
Newsday operates in a highly competitive market, which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources, including other newspapers that reach a similar audience, magazines, shopping guides, websites, mobile-device platforms, broadcast and cable television, radio, and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.
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
Regulation
Cable Television
Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set forth in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Federal Cable Act"), as well as under other provisions of the federal Communications Act of 1934 (the "Communications Act"), as amended and other statutes.  The Federal Cable Act, Communications Act, and the rules, regulations and policies of the FCC affect significant aspects of the Company's cable system operations.
The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.
Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local franchising authorities.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to applicants that seek to compete with us.  The states in which we operate, New York, New Jersey and Connecticut, have enacted comprehensive cable and video service regulation and statutes that are applicable to cable operators and other providers of video service, such as Verizon and Frontier.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance, and indemnity.  State and local franchising authority, however, must be exercised consistently with the Federal Cable Act, which sets limits on franchising authorities' powers.  The Federal Cable Act restricts franchising authorities from imposing franchise fees greater than 5% of gross revenues from the provision of cable service, prohibits franchising authorities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.
Pricing and Packaging.  The Federal Cable Act and the FCC's rules regulate the rates that cable operators may charge for basic video service, equipment and installation only if franchising authorities choose to regulate rates.  None of our franchising authorities regulates rates. Our franchise areas are either rate deregulated or presumptively subject to effective competition and therefore do not face rate regulation at this time.  To the extent a local franchising authority succeeded in overcoming the presumption of effective competition in a particular franchise area, rate regulation rules would apply in that area, and the Federal Cable Act and FCC rules also would require us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers also would be required to purchase this tier as a condition of gaining access to any other programming that we provide. From time to time, Congress or the FCC may consider imposing new pricing or packaging regulations, including proposals requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.

Must-Carry/Retransmission Consent.  Cable operators are required by the "must carry" provisions of the Federal Cable Act to carry, upon request and without compensation, the programming transmitted by most local commercial broadcast television stations, and, in cable systems that are not fully digital, to offer analog-only customers low-cost set-top boxes to make those signals "viewable".
Alternatively, local commercial broadcast television stations may elect retransmission consent.  Stations making such an election give up their must-carry right and negotiate with cable systems the terms on which the cable systems carry the stations.  Cable systems generally may not carry a broadcast station that has elected retransmission consent without the station's consent.  The terms of retransmission consent agreements frequently include the payment of compensation to the station.  A substantial number of local broadcast stations currently carried by our cable systems have elected to negotiate for retransmission consent.  While we currently have retransmission consent agreements with all such broadcast stations, the potential remains for carriage of such stations to be discontinued if any of such agreements is not renewed following its expiration.
In the wake of publicized disputes between several cable operators and broadcasters, Congress enacted certain reforms to the retransmission consent scheme that restrict broadcasters from employing specific negotiation techniques. Congress also directed the FCC to reexamine its standards for determining whether a party is negotiating in good faith as required by the rules, and the FCC has an ongoing proceeding to examine that issue, as well as other changes to its rules governing retransmission consent negotiations.
Ownership Limitations.  Congress requires the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest.  The FCC established a national limit of 30% on the number of multichannel video households that a single cable operator can serve, but that limit was invalidated by a federal court in August 2009 and the FCC has not yet established a new limit.  The FCC also created a limit of 40% on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest, but that rule was invalidated by a federal court in 2001 and the FCC has not yet established a new limit.
Set-Top Boxes.  The FCC rule requiring cable operators to separate security from non-security functions in digital set-top boxes that they provide to their subscribers for a monthly fee was recently repealed by Congress. The repeal went into effect on December 4, 2015; since that date, cable operators are allowed to provide navigation devices in which the security functions and other functions are fully integrated to subscribers that elect to use such boxes. The FCC is considering new measures to promote the competitive availability of retail set-top boxes.
PEG and Leased Access.  Localities may require free access to, and support of, public, educational, or governmental ("PEG") channels on our cable systems.  In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.
Pole Attachments.  The FCC has authority to regulate utility company rates for the rental of pole and conduit space used by companies, including cable operators, to provide cable, telecommunications services, and Internet access services, unless states establish their own regulations in this area.  Utilities must provide nondiscriminatory access to any pole, conduit, or rights-of-way controlled by the utility.  The FCC has also established precise rate formulas that constrain the maximum attachment rates utilities may charge, and FCC rules and precedent define reasonable utility attachment terms and conditions.
Program Access.  The program access rules prohibit a cable operator from unduly or improperly influencing the decision of a satellite-delivered cable programming service in which a cable operator holds an attributable interest, such as AMC Networks Inc. ("AMC Networks"), to sell to an unaffiliated distributor.  The rules also bar cable-affiliated programmers from discriminating in the prices, terms, and conditions of sale of a programming service; permit competing distributors to challenge exclusive distribution arrangements between cable operators and cable-affiliated programmers if the competitor believes that such arrangements are unfair and significantly hinder or prevent the competitor from providing satellite cable programming; and allow a competing distributor to bring complaint against a cable-affiliated terrestrially-delivered programming service, such as MSG Networks Inc. ("MSG Networks"), or its affiliated cable operator, for acts or practices that the competitor alleges are unfair or deceptive and that significantly hinder or prevent the competitor from providing satellite cable programming.

Program Carriage.  The FCC's program carriage rules govern disputes between cable operators and unaffiliated programming services over the terms of carriage.  We may not require an unaffiliated programming service to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems, and we may not discriminate against such programming services in the terms and conditions of carriage on the basis of their affiliation or nonaffiliation with us. The FCC is examining whether independent and diverse programming services need additional carriage protections.
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
Privacy and Data Security.    In the course of providing service, we collect certain information about our subscribers and their use of our services.  We also collect certain information regarding potential subscribers and other individuals.  Our collection, use, disclosure and other handling of information is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act.  The Communications Act sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  We are subject to data security obligations, as well as requirements to provide notice to individuals and governmental entities in the event of certain data security breaches, and such breaches, depending on their scope and consequences, may lead to litigation and enforcement actions or adversely affect our brand.  As cable operators provide interactive and other advanced services, additional privacy and data security requirements may arise either through legislation or judicial decisions. For example, the Video Privacy Protection Act has been extended to cover online interactive services through which customers can buy or rent movies.  In addition, Congress, the Federal Trade Commission, and other lawmakers and regulators are all considering whether to adopt additional measures that could impact the collection, use, and disclosure of subscriber information in connection with the delivery of advertising and other services to consumers customized to their interests.  These include measures focused on the privacy implications of Internet-based advertising and other uses of data from online users.
Federal Copyright Regulation.  We are required to pay copyright royalty fees on a semi-annual basis to receive a statutory compulsory license to carry broadcast television signals.  In December 2014, the Copyright Office passed rules that would, for the first time, allow content owners to audit the copyright Statements of Account of cable providers. The amount of a cable operator’s royalty fee payments are determined by a statutory formula that takes into account various factors, including the amount of “gross receipts” received from subscribers for “basic” service, the number of “distant” broadcast signals carried, and the characteristics of those distant signals (e.g., network or independent or noncommercial).   Certain elements of the royalty formula are subject to adjustment from time to time, which can lead to increases in the amount of our semi-annual royalty payments.  There have been adjustments (both upwards and downwards) in the royalty rates in the past; the Copyright Royalty Board currently is empowered to decide petitions seeking royalty rate adjustments. A petition requesting the adoption of a surcharge based on the FCC’s repeal of its “sports blackout rule” in 2014 is currently pending before the Copyright Royalty Board. In addition, the FCC is considering other changes to its rules (e.g., repeal or modification of the syndicated exclusivity blackout rule) that could result in petitions for increases in the royalty rates. The U.S. Copyright Office, which administers the collection of royalty fees, has made recommendations to Congress for changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals and the U.S. Government Accountability Office is conducting a statutorily-mandated inquiry into whether the cable compulsory license should be phased out.  Changes to copyright regulations could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

Access for Persons with Disabilities.  FCC rules require us to ensure that persons with disabilities can more fully access the programming we carry.  We are required to provide closed captions and pass through video description to subscribers on some networks we carry, and will shortly be required to provide an easy means of activating closed captioning and to ensure the aural accessibility of emergency information and the accessibility of navigation devices.
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
High-Speed Data
Regulatory Classification.  High-speed Internet access services (called "broadband Internet access services") were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that traditionally was subjected to a lesser degree of regulation than "telecommunications services."   In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification has subjected our broadband Internet access service to substantially greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service.
Net Neutrality.  In March 2015, the FCC released new “open Internet” rules. These rules prohibit providers of broadband Internet access service from blocking lawful content, applications, services, or nonharmful devices, subject to reasonable network management as defined by the rules; from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or use of non-harmful devices; from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and from prioritizing content and services of their affiliates.  The new rules also create a general Open Internet conduct standard that broadband Internet access providers cannot harm consumers or edge providers, and impose greater transparency requirements.
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
Other Regulation.  Our provision of Internet services also subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  As noted above, Congress, the Federal Trade Commission and other lawmakers and regulators are all considering whether to adopt additional measures that may govern the collection, use, and disclosure of subscriber information in connection with the delivery of advertising and other services to consumers customized to their interests.  As a result of the reclassification of broadband Internet access service as a “telecommunications service,” the FCC is expected to consider new requirements governing the privacy and security of certain kinds of data collected from high-speed Internet access customers. Additionally, providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, telemarketing laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail, and privacy and data security laws.  Online content we provide is also subject to some of these laws.
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
Other Regulation.  Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards.  In August 2015, the FCC adopted new rules to improve the resiliency of the communications network. Under the new rules, providers of voice services, including interconnected VoIP service providers, will be required to make available eight hours of standby backup power for consumers to purchase at the point of sale. The rules also require that providers inform new and current customers about service limitations during power outages and steps that consumers can take to address those risks.

Other Services
We may provide other services and features over our cable system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  We also maintain various websites that provide information and content regarding our businesses.  The operation of these websites is also subject to a similar range of regulations.
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
Universal Service.  Lightpath is required to contribute to the federal USF.  Currently, the FCC assesses USF contributions from Lightpath and other telecommunications carriers on the basis of a percentage of interstate and international revenue they receive from end-user customers.  The FCC limits the amount carriers may place on universal service line items on their customer bills.  Lightpath is also required to contribute to the New York Targeted Accessibility Fund, which includes state support for universal service.  State universal service funds have not been established in other states in which Lightpath operates.  As noted above, the FCC has made fundamental changes to its federal universal service fund programs, reorienting universal service support programs to the provision of broadband services through a new Connect America Fund.
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
State Regulation.  Lightpath is subject to regulation by state commissions in each state where it provides service.  In order to provide service, Lightpath must seek approval from the state regulatory commission or be registered to provide service in each state where it operates and may at times require local approval to construct facilities.  Lightpath is currently authorized and provides service in New York, Connecticut and New Jersey.  Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.

Programming and Entertainment
Cable television programming networks are regulated by the FCC in certain respects.  These regulations include requirements that certain of our networks must provide closed-captioning of programming for the hearing impaired.
Employees and Labor Relations
As of December 31, 2015, we had 12,920 full-time, 636 part-time and 621 temporary employees of which 716, 443 and 215, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.
Available Information and Website
We make available free of charge, through our investor relations section at our website, http://www.cablevision.com/investor/index.jsp, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC").
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
Item 1A.    Risk Factors
Risk Factors Relating to the Merger
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial condition and results of operations and negatively impact Cablevision's share price.
As previously discussed, on September 16, 2015, Cablevision entered into the Merger Agreement with Altice and its wholly owned subsidiary, Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision, with Cablevision surviving the Merger as a subsidiary of Altice. In connection with the Merger, each outstanding Share (of both the CNYG Class A Shares and the CNYG Class B Shares) (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less any applicable tax withholdings. The Merger is subject to the satisfaction of a number of conditions beyond our control, including regulatory approvals and other customary closing conditions. There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, financial condition and results of operations. The Merger Agreement also contains certain customary termination rights, including the right for each of Cablevision and Altice to terminate the Merger Agreement if the Merger is not consummated by September 16, 2016 (subject to extension to December 16, 2016 if either Cablevision or Altice determines additional time is necessary to obtain certain government approvals) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. If the proposed Merger is not completed or the Merger Agreement is terminated, the price of the Shares may decline, including to the extent that the current market price of Shares reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, financial condition and results of operations.

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
As described above, Altice has issued the Term Loans and the Notes and may borrow additional amounts under the Revolving Credit Facility. Following the consummation of the Merger, this debt will become obligations of CSC Holdings and certain of its subsidiaries. This will materially increase the total outstanding indebtedness and leverage of the Company.
Risk Factors Relating to Our Business
Our financial performance may continue to be harmed by the significant and credible risks of competition in our Cable and Lightpath segments.
The loss of customers due to enhanced competition has adversely affected our business and financial results and may continue to do so.  The effects of competition may adversely affect our ability to service our debt.  This risk is heightened by the rapid technological change inherent in our business and the need to acquire, develop and adopt new technology to differentiate our products and services from our competitors.  We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services.  In addition, changes in the regulatory and legislative environments may result in changes to the competitive landscape.
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
This competition affects our ability to add or retain customers and creates pressure upon the pricing of our services. Competition, particularly from Verizon, which has significantly greater financial resources than we do, has negatively impacted our revenues and caused subscriber declines in our service areas. To the extent Verizon and Frontier continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue will continue to be negatively impacted. Verizon also has its own cellular phone facilities and may expand its bundled product offerings to include cellular phone services which could compete with our Freewheel all-WiFi phone service and could adversely affect our competitive position. See "Regulation" for a discussion of regulatory and legislative issues.
We also face competition from two major DBS providers in our service area, DISH Network and DIRECTV, each with significantly higher numbers of subscribers than we have.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DIRECTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.  DBS operators also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and phone services. Each of these competitors has significantly greater financial resources than we do.
Another source of competition for our Cable segment is the delivery of video content over the Internet directly to subscribers.  This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Netflix, Google Inc.'s "YouTube" and Amazon.com, Inc.'s "Prime".  Verizon offers a mobile video delivery service called Go90 and DISH Network has a product offering Internet delivery of a number of cable networks called Sling TV. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Consumers are also able to watch such Internet-delivered content on television and mobile devices.  The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services.  Our video service also faces competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, SMATV systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers, and OVS operators.  There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our video service offering less profitable or even obsolete.
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
Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - including ILECs, other CLECs, and long distance voice service companies.  More specifically, Lightpath faces substantial competition from Verizon and Frontier which are the dominant providers of local telephone and broadband services in their respective service areas.  Verizon has significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.  To the extent these competitors decide to reduce their prices, future success of our Lightpath business may be negatively impacted.
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
We have incurred substantial amounts of indebtedness to finance operations, upgrade our cable plant and acquire other cable systems, sources of programming and other businesses.  We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers and to pursue activities outside our core businesses, such as our acquisitions of Clearview Cinemas (substantially all of whose assets were sold in 2013) and Newsday.  In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  In December 2010, we incurred approximately $1.4 billion of indebtedness to finance our acquisition of Bresnan Cable, which was sold in 2013. In connection with the Merger, we will incur substantial amounts of indebtedness and may incur additional indebtedness in the future. At December 31, 2015, our total aggregate indebtedness was approximately $9.6 billion (without giving effect to the Merger and the related debt assumptions and refinancing transactions that will occur on the Closing Date).  On the Closing date, the total outstanding indebtedness and leverage of the Company will materially increase. Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.
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
Cablevision's sole subsidiary is CSC Holdings.  CSC Holdings' principal subsidiaries include various entities that own cable systems and other businesses.  Cablevision's ability to pay interest and principal on its outstanding indebtedness is dependent upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings' ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available to the Company to do so.  In addition, Newsday is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  Also, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us. See “-Risk Factors Relating to the Merger - Altice’s financing in connection with the Merger will result in increased indebtedness and leverage on the Company.”
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
Our business is very capital intensive.  Operating and maintaining our cable systems requires significant amounts of cash payments to third parties.  Capital expenditures were $816.4 million, $891.7 million and $951.7 million in 2015, 2014 and 2013, respectively, and primarily include payments for customer premise equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Lightpath networks, in addition to the capital requirements of our other businesses.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. For example, we have deployed WiFi access points throughout our footprint. We expect these capital expenditures to continue to be significant as we further enhance our service offerings.  We have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time.  We will not be able to generate sufficient cash internally to fund anticipated capital expenditures, meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

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
Our cable and other telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  The FCC and state and local governments regulate us in ways that affect the daily conduct of our video delivery and video programming businesses, our voice business and our high-speed Internet access businesses.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under "Item 1.  Business -Regulation".
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
Our cable television systems are operated primarily under non-exclusive franchise agreements with state and/or municipal or county franchising authorities, with the latter in some states also subject to approval of state regulatory authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non-renewal or termination under some circumstances.  In some cases franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2015, our ten largest franchise areas comprised approximately 57% of our total video customers and of those, one franchise, the Town of Hempstead, New York, comprising an aggregate of approximately 86,000 video customers, was expired. We are currently lawfully operating in the Town of Hempstead, New York franchise area under temporary authority recognized by the State of New York.
We rely on network and information systems for our operations, and a disruption or failure of those systems may disrupt our operations.
Network and information systems are essential to our ability to deliver our services to our customers. We have in place multiple security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems.  A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber attacks" and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events.  Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment and data.  Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities.  Moreover, these events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer. We also use certain vendors to supply some of the hardware, software and support of our network.  If these vendors are unable to provide equipment or service for any reason, for example due to breach of contract, operational difficulties or financial difficulties, our ability to replace these vendors may be limited, which could negatively impact our operations.

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
As of December 31, 2015, 716 of our full-time employees were covered by collective bargaining agreements (approximately 245 of which are primarily technicians in Brooklyn, New York, who are members of the Communication Workers of America ("CWA")). The Company and the CWA entered into a collective bargaining agreement in 2015. Collective bargaining agreements with the CWA covering this group of employees or agreements with other unionized employees may increase our expenses.  In addition, any disruptions to our operations due to labor related problems could have an adverse effect on our business.
Our Newsday business has suffered operating losses historically and such losses are expected to continue in the future.
Newsday suffered operating losses of $27.2 million, $37.7 million, and $71.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, which included impairments of intangible assets of $5.8 million, and $37.5 million in 2014 and 2013, respectively.  Operating losses are expected to continue in the future.  As of December 31, 2015, Newsday had a credit facility outstanding which consisted of a $480 million floating rate term loan guaranteed by CSC Holdings.  In addition, at December 31, 2015, Newsday Holdings held approximately $611 million aggregate principal amount of senior notes issued by Cablevision.  Newsday has agreed that it will hold Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under its senior secured credit facility until it matures in October 2016.
Demand for advertising, increased competition and declines in circulation affect Newsday.
A majority of the revenues of our Newsday business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for Newsday.
Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources, including other newspapers that reach a similar audience, magazines, shopping guides, websites, mobile-device platforms, broadcast and cable television, radio, and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.
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
At December 31, 2015, we reported approximately $6.9 billion of consolidated total assets, of which approximately $1.0 billion were intangible.  Intangible assets primarily include franchises from city and county governments to operate cable television systems and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
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
In connection with the MSG Distribution and the AMC Networks Distribution, we entered into various agreements with Madison Square Garden and AMC Networks, respectively, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern our relationship with those entities subsequent to the distributions and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the distributions.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreements include agreements that we and those entities agree to provide each other with indemnities with respect to liabilities arising out of the businesses we transferred to those entities.  We are also party to other arrangements with Madison Square Garden, MSG Networks, and AMC Networks, such as affiliation agreements covering the MSG networks and AMC, WE tv, IFC and Sundance Channel.  We and these entities will rely on the other to perform its obligations under these agreements.  If Madison Square Garden, MSG Networks, or AMC Networks were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.
We share certain executives and directors with Madison Square Garden, MSG Networks and AMC Networks, which means those executives will not devote their full time and attention to our affairs.
Our Chairman, Charles F. Dolan, serves as Executive Chairman of AMC Networks and our Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of Madison Square Garden and MSG Networks. This arrangement is similar to the historical situation whereby Mr. Dolan had served as a senior officer of Madison Square Garden and Charles F. Dolan provided senior leadership to our Rainbow segment.  In addition, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of Madison Square Garden, MSG Networks and AMC Networks. As a result, three senior executives of the Company are not devoting their full time and attention to the Company's affairs.  In addition, six members of our Board of Directors are also directors of Madison Square Garden, four members of our Board of Directors are also directors of MSG Networks, and eight members of our Board of Directors are also directors of AMC Networks.
Our overlapping directors and executives may result in the diversion of corporate opportunities and other potential conflicts.
Our Board of Directors has adopted a policy that acknowledges that directors and officers of the Company may also be serving as directors, officers, employees or agents of Madison Square Garden, MSG Networks or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities.  The Company renounced its rights to certain business opportunities and the new policy provides that no director or officer of the Company who is also serving as a director, officer, employee or agent of Madison Square Garden, MSG Networks or AMC Networks and their respective subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the policy) to Madison Square Garden, MSG Networks or AMC Networks or any of their respective subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.  The policy expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Madison Square Garden, MSG Networks or AMC Networks and/or any of their respective subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.
We are controlled by the Dolan family.  As a result of their control of us, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.
Cablevision has two classes of common stock:

•	CNYG Class B Shares, or Class B common stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of the Cablevision Board of Directors, and

•	CNYG Class A Shares, or Class A common stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of the Cablevision Board of Directors.
As of February 19, 2016, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively beneficially owned all of Cablevision's Class B common stock, approximately 3.6% of Cablevision's outstanding Class A common stock and approximately 72% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 59% of Cablevision's outstanding Class B common stock, approximately 2% of Cablevision's outstanding Class A common stock and approximately 42% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a stockholders’ agreement pursuant to which, among other things, the voting power of the Class B stockholders will be cast as a block with respect to all matters to be voted on by the Class B stockholders.  The Dolan family has historically been able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision can do so without obtaining the consent of the Dolan family.  In connection with the Merger, holders of Cablevision common stock representing a majority of all votes entitled to be cast in the matter executed and delivered to Cablevision and Altice the Written Consent. As a result, the stockholder approval required to consummate the Merger has been obtained and no further action by Cablevision’s stockholders or the Dolan family in connection with the Merger is required. If the Merger Agreement is terminated or the Merger otherwise is not consummated for any reason, the Dolan family will again have the ability to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to so without obtaining the consent of the Dolan family.
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
The members of the Dolan family, in their capacity as Class B common stockholders, will receive the same per Share Merger consideration of $34.90 per Share as the holders of the Class A common stock are entitled to receive in the Merger. Upon consummation of the Merger, the Dolan family will no longer hold any Cablevision common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space. We also own certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 710,000 square feet of space.
We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios and microwave receiving antennae are located, as well as other properties, aggregating approximately 2,447,000 square feet of space primarily in New York, New Jersey and Connecticut.
We also lease business offices in Jericho, New York with approximately 621,000 square feet of space.  Of this amount, we currently sublease approximately 307,000 square feet of space to third party tenants and approximately 16,000 square feet of space is currently vacant.
In addition, Newsday leases properties aggregating approximately 692,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.
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
Price Range of Cablevision NY Group Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the CNYG Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2015:
First Quarter	$21.06	$17.66
Second Quarter	26.50	17.70
Third Quarter	33.27	21.37
Fourth Quarter	33.28	29.07

	High	Low
Year Ended December 31, 2014:
First Quarter	$18.28	$15.69
Second Quarter	17.79	15.92
Third Quarter	20.42	17.41
Fourth Quarter	21.97	16.94
As of February 19, 2016, there were 1,066 holders of record of CNYG Class A common stock.
There is no public trading market for the CNYG Class B common stock, par value $.01 per share.  As of February 19, 2016, there were 25 holders of record of CNYG Class B common stock.
All membership interests in CSC Holdings are held by Cablevision.
Stockholder Dividends and Distributions
Cablevision
The Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

August 6, 2015	$0.15	August 21, 2015	September 10, 2015
May 1, 2015	$0.15	May 22, 2015	June 12, 2015
February 24, 2015	$0.15	March 16, 2015	April 3, 2015
November 5, 2014	$0.15	November 21, 2014	December 12, 2014
July 29, 2014	$0.15	August 15, 2014	September 5, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014
February 25, 2014	$0.15	March 14, 2014	April 3, 2014
Cablevision paid dividends aggregating $125.2 million and $160.5 million in 2015 and 2014, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2015, up to approximately $7.9 million will be paid when, and if, restricted shares and performance based restricted stock units vest.

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
Pursuant to the terms of the Merger Agreement, Cablevision is not permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice.
Cablevision's indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.
CSC Holdings
During the years ended December 31, 2015 and 2014, CSC Holdings made cash equity distribution payments to Cablevision, its sole member, aggregating approximately $343.2 million and $396.4 million, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on its senior notes;

•	Cablevision's repurchases of certain outstanding senior notes in 2014; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.
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
CNYG Stock Performance Graph
The chart below compares the performance of the Company's CNYG Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in CNYG Class A common stock prices from December 31, 2010 through December 31, 2015.  As required by the SEC, the values shown assume the reinvestment of all dividends and also reflect the effect of the AMC Networks Distribution and MSG Distribution.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2015:  Comcast Corporation, Time Warner Cable Inc. and Charter Communications.  The chart assumes $100 was invested on December 31, 2010 in each of the Company's CNYG Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

.

	December2010	December2011	December2012	December2013	December2014	December2015
CNYG CLASS A	$100	$62	$67	$84	$100	$158
S&P 500 INDEX	$100	$102	$118	$157	$178	$181
PEER GROUP	$100	$110	$174	$253	$291	$308

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

Operating Data:
	Cablevision Systems Corporation
	Years Ended December 31,
	2015	2014	2013	2012 (a)	2011
	(Dollars in thousands)
Revenues, net	$6,509,743	$6,460,946	$6,232,152	$6,131,675	$6,162,608
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,198,194	3,136,808	3,079,226	3,001,577	2,653,978
Selling, general and administrative	1,599,475	1,533,898	1,521,005	1,454,045	1,398,061
Restructuring expense (credits)	(1,649)	2,480	23,550	(770)	6,311
Depreciation and amortization (including impairments)	865,252	866,502	909,147	907,775	846,533
Operating income	848,471	921,258	699,224	769,048	1,257,725
Other income (expense):
Interest expense, net	(584,839)	(575,580)	(600,637)	(660,074)	(685,967)
Gain on sale of affiliate interests	—	—	—	716	683
Gain (loss) on investments, net	(30,208)	129,659	313,167	294,235	37,384
Gain (loss) on equity derivative contracts, net	104,927	(45,055)	(198,688)	(211,335)	1,454
Loss on interest rate swap contracts, net	—	—	—	(1,828)	(7,973)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(10,120)	(22,542)	(66,213)	(92,692)
Miscellaneous, net	6,045	4,988	2,436	1,770	1,265
Income from continuing operations before income taxes	342,661	425,150	192,960	126,319	511,879
Income tax expense	(154,872)	(115,768)	(65,635)	(51,994)	(220,552)
Income from continuing operations, net of income taxes	187,789	309,382	127,325	74,325	291,327
Income (loss) from discontinued operations, net of income taxes (b)	(12,541)	2,822	338,316	159,288	954
Net income	175,248	312,204	465,641	233,613	292,281
Net loss (income) attributable to noncontrolling interests	201	(765)	20	(90)	(424)
Net income attributable to Cablevision Systems Corporation stockholders	$175,449	$311,439	$465,661	$233,523	$291,857

(a)	Includes service outage credits of $33,156 (reduction to revenue) and operating expenses of $73,832 related to Superstorm Sandy.

(b)	See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

	Cablevision Systems Corporation
	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
INCOME PER SHARE:

Basic income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.70	$1.17	$0.49	$0.28	$1.05
Income (loss) from discontinued operations, net of income taxes	$(0.05)	$0.01	$1.30	$0.61	$—
Net income	$0.65	$1.18	$1.79	$0.89	$1.06
Basic weighted average common shares (in thousands)	269,388	264,623	260,763	262,258	276,369
Diluted income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.68	$1.14	$0.48	$0.28	$1.02
Income (loss) from discontinued operations, net of income taxes	$(0.05)	$0.01	$1.27	$0.60	$—
Net income	$0.63	$1.15	$1.75	$0.87	$1.02
Diluted weighted average common shares (in thousands)	276,339	270,703	265,935	267,330	284,904
Cash dividends declared and paid per common share	$0.450	$0.600	$0.600	$0.600	$0.575
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$187,990	$308,617	$127,345	$74,235	$290,903
Income (loss) from discontinued operations, net of income taxes	(12,541)	2,822	338,316	159,288	954
Net income	$175,449	$311,439	$465,661	$233,523	$291,857

	CSC Holdings, LLC
	Years Ended December 31,
	2015	2014	2013	2012 (a)	2011
	(Dollars in thousands)
Revenues, net	$6,509,743	$6,460,946	$6,232,152	$6,131,675	$6,162,608
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,198,194	3,136,808	3,079,226	3,001,577	2,653,978
Selling, general and administrative	1,599,475	1,533,898	1,521,005	1,454,045	1,398,061
Restructuring expense (credits)	(1,649)	2,480	23,550	(770)	6,311
Depreciation and amortization (including impairments)	865,252	866,502	909,147	907,775	846,533
Operating income	848,471	921,258	699,224	769,048	1,257,725
Other income (expense):
Interest expense, net	(313,952)	(304,831)	(315,572)	(406,783)	(443,385)
Gain on sale of affiliate interests	—	—	—	716	683
Gain (loss) on investments, net	(30,208)	129,659	313,167	294,235	37,384
Gain (loss) on equity derivative contracts, net	104,927	(45,055)	(198,688)	(211,335)	1,454
Loss on interest rate swap contracts, net	—	—	—	(1,828)	(7,973)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(9,618)	(23,144)	(66,213)	(92,692)
Miscellaneous, net	6,045	4,988	2,436	1,770	1,265
Income from continuing operations before income taxes	613,548	696,401	477,423	379,610	754,461
Income tax expense	(269,356)	(236,450)	(188,079)	(152,547)	(328,714)
Income from continuing operations, net of income taxes	344,192	459,951	289,344	227,063	425,747
Income (loss) from discontinued operations, net of income taxes (b)	(12,541)	2,822	330,711	159,288	954
Net income	331,651	462,773	620,055	386,351	426,701
Net loss (income) attributable to noncontrolling interests	201	(765)	20	(90)	(424)
Net income attributable to CSC Holdings, LLC's sole member	$331,852	$462,008	$620,075	$386,261	$426,277
Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$344,393	$459,186	$289,364	$226,973	$425,323
Income (loss) from discontinued operations, net of income taxes	(12,541)	2,822	330,711	159,288	954
Net income	$331,852	$462,008	$620,075	$386,261	$426,277

(a)	Includes service outage credits of $33,156 (reduction to revenue) and operating expenses of $73,832 related to Superstorm Sandy.

(b)	See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

Balance Sheet Data:
	Cablevision Systems Corporation
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Total assets	$6,867,293	$6,765,171	$6,591,076	$7,250,289	$7,152,747
Credit facility debt	2,521,942	2,780,649	3,766,145	3,914,001	4,433,460
Collateralized indebtedness	1,191,324	986,183	817,950	556,152	455,938
Senior notes and debentures	5,860,642	5,855,867	5,138,515	5,488,219	5,196,660
Notes payable	14,544	23,911	5,334	12,585	29,227
Capital lease obligations	45,966	46,412	31,290	56,569	42,763
Total debt	9,634,418	9,693,022	9,759,234	10,027,526	10,158,048
Redeemable noncontrolling interest	—	8,676	9,294	11,999	13,761
Stockholders' deficiency	(4,911,316)	(5,041,469)	(5,284,330)	(5,639,164)	(5,575,855)
Noncontrolling interests	(268)	779	786	1,158	1,791
Total deficiency	(4,911,584)	(5,040,690)	(5,283,544)	(5,638,006)	(5,574,064)

	CSC Holdings, LLC
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Total assets	$6,815,769	$6,648,031	$6,448,547	$7,454,169	$7,611,206
Credit facility debt	2,521,942	2,780,649	3,766,145	3,914,001	4,433,460
Collateralized indebtedness	1,191,324	986,183	817,950	556,152	455,938
Senior notes and debentures	3,065,092	3,062,126	2,309,403	2,596,683	3,029,694
Notes payable	14,544	23,911	5,334	12,585	29,227
Capital lease obligations	45,966	46,412	31,290	56,569	42,763
Total debt	6,838,868	6,899,281	6,930,122	7,135,990	7,991,082
Redeemable noncontrolling interest	—	8,676	9,294	11,999	13,761
Member's deficiency	(2,451,224)	(2,528,298)	(2,644,072)	(2,851,773)	(3,414,943)
Noncontrolling interests	(268)	779	786	1,158	1,791
Total deficiency	(2,451,492)	(2,527,519)	(2,643,286)	(2,850,615)	(3,413,152)

Statistical Data (Unaudited):

	As of December 31,
	2015	2014	2013
	(in thousands, except per customer amounts)

Total customers (a)	3,120	3,118	3,188
Video customers (b)	2,594	2,681	2,813
High-speed data customers	2,809	2,760	2,780
Voice customers	2,193	2,229	2,272
Serviceable passings (c)	5,080	5,046	5,034
Penetration:
Total customers to serviceable passings	61.4%	61.8%	63.3%
Video customers to serviceable passings	51.1%	53.1%	55.9%
High-speed data customers to serviceable passings	55.3%	54.7%	55.2%
Voice customers to serviceable passings	43.2%	44.2%	45.1%
Average Monthly Revenue per Customer ("RPC") (d)	$155.88	$155.20	$147.34

(a)	Represents number of households/businesses that receive at least one of the Company's services.

(b)
Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-K contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Form 10-K there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

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

•
the expected timing and likelihood of consummation of the pending Merger (as defined herein), including the timing, receipt and terms and conditions of any required governmental approvals; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein); the risk that the parties may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all; risk related to the disruption of management's time from ongoing business operations due to the proposed Merger; the risk that any announcements relating to the Merger could have adverse effects on the price of Cablevision's shares of common stock and our debt securities; and the risk that the proposed Merger and its announcement could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with our suppliers and customers, and on our operating results and businesses generally;

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
Altice Merger
On September 16, 2015, Cablevision entered into the “Merger Agreement, by and among Altice, Merger Sub, and Cablevision. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision, with Cablevision surviving as a subsidiary of Altice.
In connection with the Merger, each outstanding CNYG Class A Shares and CNYG Class B Shares (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less applicable tax withholdings.
Also in connection with the Merger, outstanding equity-based awards granted under Cablevision’s equity plans will be cancelled and converted into a right to receive cash based upon the $34.90 per Share merger price.
On September 16, 2015, the holders of Shares representing a majority of all votes entitled to be cast in the matter executed and delivered to Cablevision and Altice the Written Consent. As a result, the stockholder approval required to consummate the Merger has been obtained and no further action by Cablevision’s stockholders in connection with the Merger is required.
The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (which condition has been satisfied as of November 4, 2015), (iii) adoption and release of an order by the FCC granting any required consent to the transfer of control of Cablevision’s licenses, (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 (which condition has been satisfied as of February 17, 2016), (v) the receipt of certain approvals from state and local public utility commissions and under certain state and local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, the Company currently expects the closing of the Merger to occur in the second quarter of 2016. The Merger is not subject to a financing condition.
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
In October 2015, Finco, a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, entered into the Senior Secured Credit Facilities. The Term Loans will mature on October 9, 2022. Quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loans will be required to be made beginning with the first full fiscal quarter after the Closing Date. The Revolving Credit Facility will mature on October 9, 2020. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter (commencing with the last day of the first full fiscal quarter ended after the Closing Date) but only if on such day there are outstanding borrowings under the Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15,000).
Finco also completed an offering of the Notes.
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the Existing Credit Facility and (ii) the Existing Newsday Credit Facility, and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the Closing Date, Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the Senior Guaranteed Notes will be guaranteed on a senior basis by the Initial Guarantors and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
Cable
Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2015, derives revenues principally through monthly charges to subscribers of our video, high-speed data and VoIP services. These monthly charges include fees for video programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions. We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems. Our video, high-speed data and VoIP services (including advertising and other revenue) accounted for 53%, 23% and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations for the year ended December 31, 2015.
Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our video customers, speed tier upgrades by our high-speed data customers, and acquisition transactions that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines, including commercial establishments that have connected to our cable distribution network).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  Due to the high penetration of our video, high-speed data and VoIP services (51.1%, 55.3%, and

43.2%, respectively, of serviceable passings at December 31, 2015), our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.
We face competition from telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail under “Competition” above, we face intense competition from Verizon and Frontier. Verizon has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets DBS services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high-speed data and VoIP services in the future.
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
The two major DBS providers, DISH Network and DIRECTV, are available to the vast majority of our customers.  These companies each offer video programming that is substantially similar to the video service that we offer, at competitive prices. Each of these competitors has significantly greater financial resources than we do.
Our revenues have been negatively impacted by the prolonged weak economic conditions as customers with less disposable income may have been more willing to obtain services from our competitors or other sources.  Our revenues may continue to be negatively impacted by the weak economic conditions in certain portions of our service area.  In addition, new and existing customers are able to obtain video content from a wide variety of sources, including Internet-delivered content. Also, new and existing customers may choose to use a mobile device as their sole source of voice services. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future.  For example, we have deployed WiFi access points throughout our footprint and in the first quarter of 2015, we launched Freewheel, an all-WiFi phone service providing unlimited data, talk and text that works anywhere in the world where WiFi is accessible and operates only when the device is connected to a WiFi signal. During the pendency of the Merger, investments in our network and the development of new and innovative products and other service offerings for our customers will be subject to our covenant in favor of Altice regarding the conduct of interim operations, including our covenant regarding our level of capital expenditures that may be committed to such projects without Altice’s consent.
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
Lightpath
Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2015.  Lightpath derives revenues from the sale of fiber based telecommunications services to the business market. Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - including ILECs, other CLECs, and long distance voice service companies.  More specifically, Lightpath faces substantial competition from Verizon and Frontier which are the dominant providers of local telephone and broadband services in their respective service areas  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.
Other
Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2015, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales, a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
Newsday
Newsday's revenue is derived primarily from the sale of advertising and the sale of the Newsday daily newspaper, including home delivery, digital subscriptions, and single copy sales through local retail outlets ("circulation revenue").  For the year ended December 31, 2015, advertising revenues accounted for 62% and circulation revenues accounted for 37% of the total revenues of Newsday.
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
Impairment of Long-Lived and Indefinite-Lived Assets:
The Company's long-lived and indefinite-lived assets at December 31, 2015 include goodwill of $262,345, other intangible assets of $776,049 ($739,098 of which are indefinite-lived intangible assets), and $3,017,015 of property, plant and equipment.  Such assets accounted for approximately 59% of the Company's consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company's cable television franchises and various trademarks, are tested annually for impairment during the first quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.

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
When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment at the annual impairment test date, the Company had two reporting units containing approximately 97% of the Company's goodwill balance of $262,345.  These reporting units are Cable ($234,290) and Lightpath ($21,487).
The Company assesses the qualitative factors discussed above to determine whether it is necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test.  This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting’s fair value is less than its carrying amount.  When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for identifiable indefinite-lived intangible assets requires a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2015:

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
Based on the Company's annual impairment test during the first quarter of 2015, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company's reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for the Company's Cable or Lightpath reporting units.
The Company's identifiable indefinite-lived intangible assets that represent approximately 99% of the total indefinite-lived intangibles recorded on the consolidated balance sheet at December 31, 2015 are the Company's cable television franchises and various reporting unit trademarks, which are valued using an income approach or market approach.  The Company's cable television franchises are the largest of the Company's identifiable indefinite-lived intangible assets and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows ("DCF") methodology.  The DCF methodology used to value cable television franchises entails identifying the projected discrete cash flows related to such cable television franchises and discounting them back to the valuation date.  The projected discrete cash flows related to such cable television franchises represent the rights to solicit and the right to service potential customers in the service areas defined by franchise rights currently held by the Company.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Based on the Company's annual impairment test during the first quarter of 2015, the Company's cable television franchises within the Cable reporting unit had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets' estimated fair value unit of accounting over their respective carrying values.  In order to evaluate the sensitivity of these fair value calculations, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of these identifiable indefinite-lived intangibles. These hypothetical decreases would not have resulted in any impairment charges.
There were no impairment charges recorded by the Company relating to its other identifiable indefinite-lived intangible assets or amortizable intangible assets during 2015.
The Company recorded impairment charges of $200 and $25,100, in the fourth quarter of 2014 and 2013, respectively, related to Newsday trademarks, reflecting the excess of the carrying values over the estimated fair values. The estimated fair values of Newsday's trademarks were based on discounted future cash flows calculated based on the relief-from-royalty method. The assumed royalty rate used to estimate the fair values of the trademarks was 0.5% for 2013 and 2014. In addition, declines in the Company's revenue projections for the Newsday print newspaper and changes in the discount rate from 12.0% for 2013 to 11.0% for 2014 also impacted the estimated fair values. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
Additionally, in 2014 and 2013, the Company recorded impairment charges of $5,631 and $12,358, respectively, relating to the excess of the carrying value over the estimated fair values of Newsday's amortizing subscriber relationships and advertising relationships, respectively.  The decrease in fair values, which were determined based on discounted cash flows, resulted primarily from the decline in projected cash flows related to these assets.
Valuation of Deferred Tax Assets:
Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards ("NOLs"). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs. The Company decreased the valuation allowance by $902, $344 and $1,974 in 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, certain state NOLs either expired or could not be utilized in the future. The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $1,581, $6,735 and $303 in 2015, 2014 and 2013, respectively.
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
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our accounting policies.
Legal Contingencies:
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
In October 2012, we and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of us and AMC Networks.  On April 8, 2013, we and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) we would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, we received $175,000 from AMC Networks (in addition to the $350,000 initially distributed to us from the joint escrow account in December 2012).  The proceeds of $175,000 were recorded as a gain in discontinued operations for the year ended December 31, 2013.
Non-GAAP Financial Measures
We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards that are not expected to be made in cash, in the case of restricted shares, restricted stock units, and stock options, and the distortive effects of fluctuating stock prices in the case of equity based awards that will be settled in cash.
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

Results of Operations - Cablevision Systems Corporation
The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:
STATEMENT OF INCOME DATA

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,509,743	100%	$6,460,946	100%	$48,797
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,198,194	49	3,136,808	49	(61,386)
Selling, general and administrative	1,599,475	25	1,533,898	24	(65,577)
Restructuring expense (credits)	(1,649)	—	2,480	—	4,129
Depreciation and amortization (including impairments)	865,252	13	866,502	13	1,250
Operating income	848,471	13	921,258	14	(72,787)
Other income (expense):
Interest expense, net	(584,839)	(9)	(575,580)	(9)	(9,259)
Gain (loss) on investments, net	(30,208)	—	129,659	2	(159,867)
Gain (loss) on equity derivative contracts, net	104,927	2	(45,055)	(1)	149,982
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	—	(10,120)	—	8,385
Miscellaneous, net	6,045	—	4,988	—	1,057
Income from continuing operations before income taxes	342,661	5	425,150	7	(82,489)
Income tax expense	(154,872)	(2)	(115,768)	(2)	(39,104)
Income from continuing operations, net of income taxes	187,789	3	309,382	5	(121,593)
Income (loss) from discontinued operations, net of income taxes	(12,541)	—	2,822	—	(15,363)
Net income	175,248	3	312,204	5	(136,956)
Net loss (income) attributable to noncontrolling interests	201	—	(765)	—	966
Net income attributable to Cablevision Systems Corporation stockholders	$175,449	3%	$311,439	5%	$(135,990)

The following is a reconciliation of operating income to AOCF:
	Years Ended December 31,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount

Operating income	$848,471	$921,258	$(72,787)
Share-based compensation	65,286	43,984	21,302
Restructuring expense (credits)	(1,649)	2,480	(4,129)
Depreciation and amortization (including impairments)	865,252	866,502	(1,250)
AOCF	$1,777,360	$1,834,224	$(56,864)

	Years Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,460,946	100%	$6,232,152	100%	$228,794
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,136,808	49	3,079,226	49	(57,582)
Selling, general and administrative	1,533,898	24	1,521,005	24	(12,893)
Restructuring expense	2,480	—	23,550	—	21,070
Depreciation and amortization (including impairments)	866,502	13	909,147	15	42,645
Operating income	921,258	14	699,224	11	222,034
Other income (expense):
Interest expense, net	(575,580)	(9)	(600,637)	(10)	25,057
Gain on investments, net	129,659	2	313,167	5	(183,508)
Loss on equity derivative contracts, net	(45,055)	(1)	(198,688)	(3)	153,633
Loss on extinguishment of debt and write-off of deferred financing costs	(10,120)	—	(22,542)	—	12,422
Miscellaneous, net	4,988	—	2,436	—	2,552
Income from continuing operations before income taxes	425,150	7	192,960	3	232,190
Income tax expense	(115,768)	(2)	(65,635)	(1)	(50,133)
Income from continuing operations, net of income taxes	309,382	5	127,325	2	182,057
Income from discontinued operations, net of income taxes	2,822	—	338,316	5	(335,494)
Net income	312,204	5	465,641	7	(153,437)
Net loss (income) attributable to noncontrolling interests	(765)	—	20	—	(785)
Net income attributable to Cablevision Systems Corporation stockholders	$311,439	5%	$465,661	7%	$(154,222)

The following is a reconciliation of operating income to AOCF:
	Years Ended December 31,
	2014	2013	Favorable (Unfavorable)
	Amount	Amount

Operating income	$921,258	$699,224	$222,034
Share-based compensation	43,984	52,715	(8,731)
Restructuring expense	2,480	23,550	(21,070)
Depreciation and amortization (including impairments)	866,502	909,147	(42,645)
AOCF	$1,834,224	$1,684,636	$149,588

Comparison of Consolidated Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Consolidated Results – Cablevision Systems Corporation
We classify our operations into three reportable segments:

•	Cable, consisting principally of our video, high-speed data, and VoIP services;

•	Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market in the New York metropolitan area; and

•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) Cablevision Media Sales, and (iv) certain other businesses and unallocated corporate costs.
We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Cable segment) that were not eliminated as a result of the Clearview Sale and the Bresnan Sale have been reclassified to the Other segment in continuing operations for the year ended December 31, 2013.
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
Revenues, net for the year ended December 31, 2015 increased $48,797 (1%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Cable segment	$51,243
Increase in revenues of the Lightpath segment	11,475
Decrease in revenues of the Other segment	(13,500)
Inter-segment eliminations	(421)
$48,797
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
Technical and operating expenses (excluding depreciation, amortization and impairments) in 2015 increased $61,386 (2%) as compared to 2014.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$74,705
Decrease in expenses of the Lightpath segment	(295)
Decrease in expenses of the Other segment	(13,374)
Inter-segment eliminations	350
$61,386
Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $65,577 (4%) for 2015 as compared to 2014.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$57,422
Decrease in expenses of the Lightpath segment	(1,555)
Increase in expenses of the Other segment	10,481
Inter-segment eliminations	(771)
$65,577
Depreciation and amortization (including impairments) decreased $1,250 for 2015 as compared to 2014.  The net decrease is attributable to the following:

Decrease in expenses of the Cable segment	$(2,205)
Increase in expenses of the Lightpath segment	5,268
Decrease in expenses of the Other segment	(4,313)
$(1,250)
Restructuring expense (credits) for the years ended December 31, 2015 and 2014 amounted to $(1,649) and $2,480, respectively.  The 2015 amount reflects adjustments related to prior restructuring plans. The 2014 amount is comprised of $3,190 associated primarily with the elimination of positions in our Other segment, partially offset by credits related to adjustments to facility realignment provisions recorded in prior restructuring plans.
Adjusted operating cash flow decreased $56,864 (3%) for 2015 as compared 2014.  The net decrease is attributable to the following:

Decrease in AOCF of the Cable segment	$(66,077)
Increase in AOCF of the Lightpath segment	15,506
Decrease in AOCF of the Other segment	(6,293)
$(56,864)
Interest expense, net increased $9,259 (2%) for 2015 as compared to 2014.  The net increase is attributable to the following:

Increase due to change in average interest rates on our indebtedness	$16,918
Decrease due to change in average debt balances	(7,941)
Higher interest income	(505)
Other net increases, primarily interest expense related to capital leases	787
$9,259
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain (loss) on investments, net for the years ended December 31, 2015 and 2014 of $(30,208) and $129,659, respectively, consists primarily of the increase or decrease in the fair value of Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the (losses) gains on the related equity derivative contracts, net described below. The 2015 amount includes a $3,728 gain recognized in connection with an investment carried at cost.
Gain (loss) on equity derivative contracts, net for the years ended December 31, 2015 and 2014 of $104,927 and $(45,055), respectively, consists of unrealized and realized gains (losses) due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are offset by the (losses) gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,735 and $10,120 for the years ended December 31, 2015 and 2014, respectively.  The 2015 amount includes the write-off of unamortized deferred financing costs and the unamortized discount of $1,004 and $731, respectively, related to the $200,000 repayment of CSC Holdings Term B loan facility with cash on hand.
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
Income tax expense of $154,872 for the year ended December 31, 2015, reflected an effective tax rate of 45%. In April 2015, corporate income tax changes were enacted for both New York State and the City of New York. Those changes included a provision whereby investment income will be subject to higher taxes. Accordingly, in the second quarter of 2015, Cablevision recorded deferred tax expense of $16,334 to remeasure the deferred tax liability for the investment in Comcast common stock and associated derivative securities. Also in 2015, Cablevision recorded tax benefit of $2,630 related to research credits. Absent these items, the effective tax rate for the year ended December 31, 2015 would have been 41%.
Cablevision recorded income tax expense of $115,768 for the year ended December 31, 2014, reflecting an effective tax rate of 27%.  In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. New York State corporate tax reform legislation enacted on March 31, 2014 resulted in tax benefit of $2,050. Also in 2014, Cablevision recorded tax benefit of $2,634 related to research credits. Absent these items, the effective tax rate for the year ended December 31, 2014 would have been 41%.
For the year ended December 31, 2015, Cablevision has fully offset federal taxable income with a net operating loss carry forward. However, Cablevision is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.
Loss from discontinued operations for the year ended December 31, 2015 amounted to $12,541, net of income taxes, and primarily reflects an expense related to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued.
Income from discontinued operations for the year ended December 31, 2014 amounted to $2,822, net of income taxes and resulted primarily from the settlement of a contingency related to Montana property taxes related to Bresnan Cable.
See Note 5 to our consolidated financial statements for additional information regarding discontinued operations.

Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment:

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,836,188	100%	$5,784,945	100%	$51,243
Technical and operating expenses (excluding depreciation and amortization shown below)	2,897,612	50	2,822,907	49	(74,705)
Selling, general and administrative expenses	1,215,778	21	1,158,356	20	(57,422)
Restructuring credits	(4)	—	(19)	—	(15)
Depreciation and amortization	737,354	13	739,559	13	2,205
Operating income	$985,448	17%	$1,064,142	18%	$(78,694)
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount

Operating income	$985,448	$1,064,142	$(78,694)
Share-based compensation	44,702	29,895	14,807
Restructuring credits	(4)	(19)	15
Depreciation and amortization	737,354	739,559	(2,205)
AOCF	$1,767,500	$1,833,577	$(66,077)
Revenues, net for the year ended December 31, 2015 increased $51,243 (1%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Video (including equipment rental, DVR, franchise fees, video-on-demand, and pay-per-view)	$3,179,746	$3,187,245	$(7,499)	—%
High-speed data	1,478,719	1,416,328	62,391	4
Voice	918,086	910,653	7,433	1
Advertising	137,512	163,596	(26,084)	(16)
Other (including installation, advertising sales commissions, home shopping, and other products)	122,125	107,123	15,002	14
	$5,836,188	$5,784,945	$51,243	1%
The net revenue increase for the year ended December 31, 2015 as compared to the prior year was due primarily to rate increases: (i) for certain video and voice services implemented during the second quarter of 2014, (ii) for certain high-speed data services implemented during the fourth quarter of 2014, and (iii) for certain video services implemented during the first quarter of 2015, and lower net promotional activity as a result of continued disciplined pricing policies.  Net revenue also increased due to an increase in high-speed data customers and other revenue primarily due to an increase in the fee charged to restore suspended services. In addition, pay-per-view revenue increased primarily due to a boxing event in 2015. Offsetting these increases was a decrease in revenue due primarily to a decline in video and voice customers as compared to December 31, 2014 and a decrease in advertising revenue due primarily to a decline in advertising sales to the political and gaming sectors. In addition, approximately $3,300 of the 2015 decrease in video revenue represents the estimated costs of benefits that are reasonably expected to be provided to class members in connection with the probable settlement of a class action legal matter. See Note 16 of the combined notes to the consolidated financial statements.

The following table presents certain statistical information as of the dates indicated:
	December 31, 2015	September 30, 2015	December 31, 2014
	(in thousands, except per customer amounts)

Total customers	3,120	3,107	3,118
Video customers	2,594	2,604	2,681
High-speed data customers	2,809	2,784	2,760
Voice customers	2,193	2,188	2,229
Serviceable Passings	5,080	5,075	5,046
Average Monthly Revenue per Customer ("RPC") (a)	$155.88	$155.04	$155.20
___________________

(a)
RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable systems for the same period.

The following table reflects our net customer increases (decreases) for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(in thousands)

Total customers	2.4	(70.7)
Video customers	(87.9)	(131.7)
High-speed data customers	49.5	(20.2)
Voice customers	(36.0)	(43.1)
We believe our video and voice customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, as well as competition from companies that deliver video content over the Internet directly to customers and from companies that provide voice services. Also, the declines are attributable to our disciplined pricing and credit policies.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for 2015 increased $74,705 (3%) as compared to 2014.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases and a pay-per-view boxing event in 2015, partially offset by lower video customers	$66,942
Increase in cost of sales (including a lower of cost or market valuation adjustment of $17,382 related to handset inventory)	20,159
Increase in employee related costs primarily related to merit increases in the second quarter of 2015 and net benefits	9,583
Increase in franchise and other fees due primarily to increases in rates in certain areas, partially offset by lower video customers	4,307
Decrease in contractor costs due primarily to lower truck rolls	(17,762)
Decrease in call completion and transport costs primarily due to lower level of activity	(11,252)
Other net increases (includes insurance recovery related to Superstorm Sandy of $2,997 in 2014)	2,728
$74,705
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
Our programming costs increased 4% in 2015 due primarily to an increase in contractual programming rates, partially offset by a decrease in video customers.  Our programming costs in 2016 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
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
We expect that our technical and operating expenses will continue to increase in the future.

Selling, general and administrative expenses increased $57,422 (5%) for 2015 as compared to 2014.  The net increase is attributable to the following:

Increase in product development costs and product consulting fees	$18,684
Increase in legal costs	16,392
Increase in share-based compensation	14,807
Increase in advertising, marketing media placement and production costs	11,218
Estimated costs related to the probable settlement of a class action legal matter	9,500
Increase in billing transaction fees	7,113
Decrease in employee related costs due primarily to the elimination of certain positions and lower commissions, partially offset by merit increases	(22,765)
Decrease in expenses related to long-term incentive plan cash awards primarily due to additional expense recorded in 2014 as a result of a change in the estimated payout for certain awards and the elimination of the cash portion of the 2015 awards	(11,020)
Other net increases (including $4,900 to satisfy a minimum purchase commitment)	13,493
$57,422
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
Depreciation and amortization decreased $2,205 for 2015 as compared to 2014.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.
Adjusted operating cash flow decreased $66,077 (4%) for the year ended December 31, 2015 as compared to 2014.  The decrease was due primarily to an increase in operating expenses (excluding depreciation and amortization expense, restructuring credits and share-based compensation), partially offset by an increase in net revenue as discussed above.

Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$364,439	100%	$352,964	100%	$11,475
Technical and operating expenses (excluding depreciation and amortization shown below)	114,427	31	114,722	33	295
Selling, general and administrative expenses	84,518	23	86,073	24	1,555
Restructuring expense	—	—	285	—	285
Depreciation and amortization	88,857	24	83,589	24	(5,268)
Operating income	$76,637	21%	$68,295	19%	$8,342
The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount

Operating income	$76,637	$68,295	$8,342
Share-based compensation	7,528	5,347	2,181
Restructuring expense	—	285	(285)
Depreciation and amortization	88,857	83,589	5,268
AOCF	$173,022	$157,516	$15,506
Revenues, net for the year ended December 31, 2015 increased $11,475 (3%) as compared to revenues, net for the prior year.  The net revenue increase was derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.
Technical and operating expenses (excluding depreciation and amortization shown below) for 2015 decreased $295 as compared to 2014.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.
Selling, general and administrative expenses decreased $1,555 (2%) for 2015 as compared to 2014.  Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.
Depreciation and amortization increased $5,268 (6%) for 2015 as compared to 2014.  The net increase resulted primarily from the depreciation of new asset purchases.
Adjusted operating cash flow increased $15,506 (10%) for the year ended December 31, 2015 as compared to 2014.  The increase was due primarily to an increase in revenue, net, and a decrease in operating expenses (excluding depreciation and amortization, restructuring expense and share-based compensation), as discussed above.

Other
The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$347,805	100%	$361,305	100%	$(13,500)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	217,191	62	230,565	64	13,374
Selling, general and administrative expenses	306,832	88	296,351	82	(10,481)
Restructuring expense (credits)	(1,645)	—	2,214	1	3,859
Depreciation and amortization (including impairments)	39,041	11	43,354	12	4,313
Operating loss	$(213,614)	(61)%	$(211,179)	(58)%	$(2,435)
The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2015	2014	Favorable (Unfavorable)
	Amount	Amount

Operating loss	$(213,614)	$(211,179)	$(2,435)
Share-based compensation	13,056	8,742	4,314
Restructuring expense (credits)	(1,645)	2,214	(3,859)
Depreciation and amortization (including impairments)	39,041	43,354	(4,313)
AOCF deficit	$(163,162)	$(156,869)	$(6,293)
Revenues, net for the year ended December 31, 2015 decreased $13,500 (4%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $251,439 to $236,377) due primarily to decreases in advertising revenues driven primarily by competition from other media, partially offset by an increase in circulation revenues	$(15,062)
Net increase in revenues, primarily advertising revenues at News 12 Networks, partially offset by decreases in other businesses	931
Intra-segment eliminations	631
$(13,500)
As filed with the Alliance for Audited Media (“AAM”) on January 15, 2016 and subject to audit by the AAM, Newsday submitted its most recent quarterly report which indicated total average circulation for the three months ended December 27, 2015 of approximately 319,000 on weekdays, approximately 302,000 on Saturdays and approximately 353,000 on Sundays. These circulation figures include digital editions (most of which are free to Optimum Online and Newsday print subscribers) to Newsday's restricted access website and mobile applications. These circulation figures include Newsday's total average print circulation of approximately 214,000 on weekdays, approximately 209,000 on Saturdays and approximately 259,000 on Sundays, which represents a decline of approximately 9.6%, 8.2%, and 8.9%, respectively, over the comparable prior year period. Circulation revenue for the year ended December 31, 2015 increased $3,673 (4%) primarily due to the impact of rate increases, partially offset by a decline in volume.

On January 15, 2016, Newsday’s other publications, which include Hometown Shopper and amNew York and are distributed for free, submitted their most recent quarterly reports to the AAM. Hometown Shopper averaged gross weekday circulation of approximately 956,000 for the three months ended December 27, 2015, which represents a decline of approximately 0.5% over the comparable prior year period. amNew York averaged gross weekday circulation of approximately 289,000 for the three months ended December 27, 2015, which represents a decline of approximately 6.3% over the comparable prior year period.
Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the year ended December 31, 2015 decreased $13,374 (6%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in costs at Newsday (from $172,547 to $158,258) due primarily to lower newsprint and ink expenses, as well as lower distribution and employee related costs	$(14,289)
Other net increases	915
$(13,374)
Selling, general, and administrative expenses for the year ended December 31, 2015 increased $10,481 (4%) as compared to the prior year.  The net increase is attributable to the following:

Increase in corporate costs, primarily merger-related costs of $17,862 and employee related costs, net of allocations to business units	$14,543
Decrease in expenses at Newsday (from $98,859 to $97,819) due primarily to the termination and settlement of a distribution agreement in the first quarter of 2015, as well as lower employee related costs (including long-term incentive plan expenses), partially offset by an increase in share-based compensation and property tax expenses	(1,040)
Decrease in expenses at certain other businesses	(3,653)
Intra-segment eliminations	631
$10,481
We expect to incur additional merger-related costs prior to and upon consummation of the merger with Altice, including $32,500 in transaction advisory fees.
Restructuring expense (credits) for the year ended December 31, 2015 amounted to $(1,645) compared to $2,214 for the year ended December 31, 2014.  The 2015 amount reflects adjustments related to prior restructuring plans. The 2014 amount is comprised of $3,190 associated primarily with the elimination of positions, partially offset by credits of $976 related to adjustments to facility realignment provisions recorded in prior restructuring plans.
Depreciation and amortization (including impairments) for the year ended December 31, 2015 decreased $4,313 (10%) as compared to the prior year.  The net decrease consists primarily of a decrease in impairment charges of $5,831 related to Newsday's intangible assets recorded in 2014.
Adjusted operating cash flow deficit increased $6,293 (4%) for the year ended December 31, 2015 as compared to 2014 (including Newsday's AOCF deficit of $13,070 in 2015 compared to $15,661 in 2014).  The increase was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses (excluding depreciation and amortization (including impairments), restructuring expense (credits) and share-based compensation), as discussed above.

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
$(42,645)
Restructuring expense for the years ended December 31, 2014 and 2013 amounted to $2,480 and $23,550, respectively. The 2014 amount is comprised of $3,190 associated primarily with the elimination of positions in our Other segment, partially offset by credits related to adjustments to facility realignment provisions recorded in prior restructuring plans. The 2013 amount was comprised of $11,283 associated primarily with the elimination of 234 positions in our Cable segment, $10,038 associated primarily with the elimination of 191 positions in our Other segment and $1,558 associated primarily with the elimination of 16 positions in our Lightpath segment as a result of a strategic evaluation of the Company's operations.  Additionally, we expensed $1,205 in connection with an early lease termination in our Other segment.  Offsetting these expenses are restructuring credits of $534 related to adjustments to facility realignment provisions recorded in prior restructuring plans.

Adjusted operating cash flow increased $149,588 (9%) for 2014 as compared to 2013.  The net increase is attributable to the following:

Increase in AOCF of the Cable segment	$94,048
Increase in AOCF of the Lightpath segment	11,308
Increase in AOCF of the Other segment	44,232
$149,588
Interest expense, net decreased $25,057 (4%) for 2014 as compared to 2013.  The net decrease is attributable to the following:

Decrease due to change in average debt balances	$(14,762)
Decrease due to change in average interest rates on our indebtedness	(4,808)
Decease in fees, primarily related to the refinancing of CSC Holdings' credit facility in 2013	(8,018)
Lower interest income	45
Other net increases, primarily interest expense related to capital leases	2,486
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
Income tax expense of $115,768 for the year ended December 31, 2014, reflected an effective tax rate of 27%. In January 2014, the Internal Revenue Service informed the Company that the consolidated federal income tax returns for 2009 and 2010 were no longer under examination. Accordingly, in the first quarter of 2014, Cablevision recorded a tax benefit of $53,132 associated with the reversal of a noncurrent liability relating to an uncertain tax position. New York State corporate tax reform legislation enacted on March 31, 2014 resulted in tax benefit of $2,050, primarily due to a reduction in the applicable tax rate used to measure deferred taxes. In 2014, Cablevision recorded tax benefit of $2,634 related to research credits. Absent these items, the effective tax rate for the year ended December 31, 2014 would have been 41%.
Cablevision recorded income tax expense of $65,635 for the year ended December 31, 2013, reflecting an effective tax rate of 34%. An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,631. In 2013, Cablevision recorded tax benefits of (i) $3,739 related to research credits, (ii) $11,228 resulting from a change in the state apportionment rates used to measure deferred taxes, and (iii) $3,851 resulting from a lower tax rate used to determine deferred tax on unrealized investment gains. Absent these items, the effective tax rate for the year ended December 31, 2013 would have been 41%.
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

Revenues, net for the year ended December 31, 2014 increased $208,934 (4%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Video (including equipment rental, DVR, franchise fees, video-on-demand, and pay-per-view)	$3,187,245	$3,149,702	$37,543	1%
High-speed data	1,416,328	1,342,627	73,701	5
Voice	910,653	841,048	69,605	8
Advertising	163,596	147,875	15,721	11
Other (including installation, advertising sales commissions, home shopping and other products)	107,123	94,759	12,364	13
	$5,784,945	$5,576,011	$208,934	4%
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
	(in thousands, except per customer amounts )

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
Adjusted operating cash flow increased $94,048 (5%) for the year ended December 31, 2014 as compared to 2013. The increase was due primarily to an increase in revenue, partially offset by an increase in both technical and operating and selling, general and administrative expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation) as discussed above.
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
Adjusted operating cash flow increased $11,308 (8%) for the year ended December 31, 2014 as compared to 2013. The increase was due primarily to an increase in revenue, net, partially offset by an increase in technical and operating expenses and selling, general and administrative expenses (excluding depreciation and amortization and share-based compensation), as discussed above.

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
$(715)
As filed with the Alliance for Audited Media ("AAM") on January 19, 2015 and subject to audit by the AAM, Newsday submitted its most recent quarterly report which indicated total average circulation for the three months ended December 28, 2014 of approximately 340,000 on weekdays, approximately 321,000 on Saturdays and approximately 379,000 on Sundays. These circulation figures include digital editions (most of which are free to Optimum Online and Newsday print subscribers) to Newsday's restricted access website and mobile applications. These circulation figures include Newsday's total average print circulation of approximately 237,000 on weekdays, approximately 228,000 on Saturdays and approximately 284,000 on Sundays, which represents a decline of approximately 6.9%, 9.2%, and 9.1%, respectively, over the comparable prior year period. Circulation revenue for the year ended December 31, 2014 increased $4,189 (5%) primarily due to the impact of rate increases partially offset by a decline in volume.

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
CSC HOLDINGS, LLC
The consolidated statements of income of CSC Holdings are essentially identical to the consolidated statements of income of Cablevision, except for the following:

	Years Ended December 31,
	2015	2014	2013
Net income attributable to Cablevision Systems Corporation stockholders	$175,449	$311,439	$465,661
Interest expense relating to Cablevision senior notes included in Cablevision's consolidated statements of income	222,861	222,712	226,672
Interest income related to cash held at Cablevision	(28)	(17)	(42)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings (this interest income is eliminated in the consolidated statements of income of Cablevision)	48,054	48,054	58,435
Write-off of deferred financing costs, net of gain on extinguishment of debt relating to Cablevision senior notes	—	502	(602)
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(114,484)	(120,682)	(122,444)
Income tax benefit from discontinued operations recognized at Cablevision, not applicable to CSC Holdings	—	—	(7,605)
Net income attributable to CSC Holdings, LLC's sole member	$331,852	$462,008	$620,075
Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
CASH FLOW DISCUSSION
Continuing Operations - Cablevision Systems Corporation
Operating Activities
Net cash provided by operating activities amounted to $1,258,087 for the year ended December 31, 2015 compared to $1,378,271 for the year ended December 31, 2014.  The 2015 cash provided by operating activities resulted from $1,053,041 of income from continuing operations before depreciation and amortization and $179,651 of non-cash items. In addition to these increases were increases in cash of $15,065 resulting from a decrease in current and other assets and $10,330 as a result of an increase in accounts payable and other liabilities. The decrease in cash provided by operating activities of $120,184 in 2015 as compared to 2014 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $150,276, partially offset by an increase of $30,092 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
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
Net cash provided by operating activities amounted to $1,134,977 for the year ended December 31, 2013.  The 2013 cash provided by operating activities resulted from $1,036,472 of income before depreciation and amortization (including impairments) and $111,696 of non-cash items and a $17,304 increase in accounts payable, other liabilities and amounts due to affiliates. Partially offsetting these increases were decreases in cash of $30,495 resulting from an increase in current and other assets and advances to affiliates.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 was $827,803 compared to $888,062 for the year ended December 31, 2014.  The 2015 investing activities consisted primarily of $816,396 of capital expenditures ($686,380 of which relates to our Cable segment), net payments related to other investments of $7,779, and additions to other intangible assets of $8,035, partially offset by other net cash receipts of $4,407.
Net cash used in investing activities for the year ended December 31, 2014 was $888,062 compared to $948,658 for the year ended December 31, 2013.  The 2014 investing activities consisted primarily of $891,678 of capital expenditures ($743,524 of which relates to our Cable segment), partially offset by other net cash receipts of $3,616.
Net cash used in investing activities for the year ended December 31, 2013 was $948,658.  The 2013 investing activities consisted primarily of $951,679 of capital expenditures ($806,678 of which relates to our Cable segment), partially offset by other net cash receipts of $3,021.
Financing Activities
Net cash used in financing activities amounted to $276,904 for the year ended December 31, 2015 compared to $346,902 for the year ended December 31, 2014.  In 2015, the Company's financing activities consisted primarily of repayments of credit facility debt of $260,321, dividend distributions to common stockholders of $125,170, principal payments on capital lease obligations of $20,250, payments related to the net share settlement of restricted stock awards of $19,141, payment for the acquisition of the noncontrolling interest in Newsday of $8,300, repayments of notes payable of $2,458, distributions to noncontrolling interests of $901 and payments of debt financing costs of $250, partially offset by net proceeds from collateralized indebtedness of $135,466, proceeds from stock option exercises of $18,727 and an excess tax benefit related to share-based awards of $5,694.
Net cash used in financing activities amounted to $346,902 for the year ended December 31, 2014 compared to $655,054 for the year ended December 31, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $990,785, dividend distributions to common stockholders of $160,545, payments to repurchase senior notes, including fees, of $36,097, principal payments on capital lease obligations of $15,481, payments of debt financing costs of $14,273, payments related to the net share settlement of restricted stock awards of $6,608, repayments of notes payable of $2,306, and distributions to noncontrolling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $74,516, proceeds from stock option exercises of $55,355 and an excess tax benefit related to share-based awards of $336.
Net cash used in financing activities amounted to $655,054 for the year ended December 31, 2013.  In 2013, the Company's financing activities consisted primarily of payments to redeem and repurchase senior notes, including premiums and fees, of $371,498, dividend payments to common stockholders of $159,709, net repayments of credit facility debt of $148,991, payments of debt financing costs of $27,080, payments of $12,262 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $13,828, other net cash payments of $2,638, partially offset by cash receipts from net proceeds from collateralized indebtedness and related derivative contracts of $61,552, proceeds from stock option exercises of $18,120 and an excess tax benefit related to share-based awards of $1,280.
Continuing Operations - CSC Holdings, LLC
Operating Activities
Net cash provided by operating activities amounted to $1,496,756 for the year ended December 31, 2015 compared to $1,636,265 for the year ended December 31, 2014. The 2015 cash provided by operating activities resulted from $1,209,444 of income from continuing operations before depreciation and amortization (including impairments) and non-cash items of $107,747. In addition cash increased $150,488 as a result of an increase in accounts payable and other liabilities, and increased $29,077 as a result of a decrease in current and other assets. The decrease in cash provided by operating activities of $139,509 in 2015 as compared to 2014 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $96,327 and a decrease of $43,182 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Net cash provided by operating activities amounted to $1,636,265 for the year ended December 31, 2014 compared to $1,398,697 for the year ended December 31, 2013.  The 2014 cash provided by operating activities resulted from $1,326,453 of income before depreciation and amortization (including impairments) from continuing operations, non-cash items of $87,065, a $116,951 decrease in current and other assets and a $105,796 increase in accounts payable and other liabilities. The increase in cash provided by operating activities of $237,568 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $124,971 and an increase of $112,597 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.
Net cash provided by operating activities amounted to $1,398,697 for the year ended December 31, 2013.  The 2013 cash provided by operating activities resulted from $1,198,491 of income before depreciation and amortization (including impairments), $90,056 of non-cash items, $81,798 resulting from a decrease in current and other assets and advances to affiliates, and $28,352 from an increase in accounts payable, other liabilities and amounts due to affiliates.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 was $827,803 compared to $888,062 for the year ended December 31, 2014.  The 2015 investing activities consisted primarily of $816,396 of capital expenditures ($686,380 of which relates to our Cable segment), net payments for other investments of $7,779, and additions to other intangible assets of $8,035, partially offset by other net cash receipts of $4,407.
Net cash used in investing activities for the year ended December 31, 2014 was $888,062 compared to $948,658 for the year ended December 31, 2013.  The 2014 investing activities consisted primarily of $891,678 of capital expenditures ($743,524 of which relates to our Cable segment), partially offset by other net cash receipts of $3,616.
Net cash used in investing activities for the year ended December 31, 2013 was $948,658.  The 2013 investing activities consisted primarily of $951,679 of capital expenditures ($806,678 of which relates to our Cable segment), partially offset by other net cash receipts of $3,021.
Financing Activities
Net cash used in financing activities amounted to $486,008 for the year ended December 31, 2015 compared to $590,747 for the year ended December 31, 2014. In 2015, the Company's financing activities consisted primarily of repayments of credit facility debt of $260,321, distributions to Cablevision of $343,164, principal payments on capital lease obligations of $20,250, payment for the acquisition of the noncontrolling interest in Newsday of $8,300, repayments of notes payable of $2,458, distributions to noncontrolling interests of $901, and payments of debt financing costs of $250, partially offset by net proceeds from collateralized indebtedness of $135,466 and an excess tax benefit related to share-based awards of $14,170.
Net cash used in financing activities amounted to $590,747 for the year ended December 31, 2014 compared to $894,074 for the year ended December 31, 2013.  In 2014, the Company's financing activities consisted primarily of repayments of credit facility debt of $990,785, distributions to Cablevision of $396,382, principal payments on capital lease obligations of $15,481, payments of debt financing costs of $14,273, repayments of notes payable of $2,306, and distributions to noncontrolling interests of $1,014, partially offset by proceeds from the issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $74,516, and an excess tax benefit related to share-based awards of $4,978.
Net cash used in financing activities amounted to $894,074 for the year ended December 31, 2013.  In 2013, the Company's financing activities consisted primarily of distributions to Cablevision of $501,224, payments to redeem and repurchase senior notes, including premiums and fees, of $308,673, net repayments of credit facility debt of $148,991, payments of debt financing costs of $27,080, principal payments on capital lease obligations of $13,828 and other cash payments of $1,994, partially offset by cash receipts from net proceeds from collateralized indebtedness and related derivative contracts of $61,552, and an excess tax benefit related to share-based awards of $46,164.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC
The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $514 for the year ended December 31, 2015 and a cash inflow of $4,882 and $838,349 for the years ended December 31, 2014 and 2013, respectively.
Operating Activities
Net cash used in operating activities from discontinued operations amounted to $484 and $1,199 for the year ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2013, net cash provided by operating activities amounted to $199,006.
The 2013 cash provided by operating activities resulted from income of $214,225 before depreciation and amortization (including impairments) and other non-cash items and a $2,087 increase in accounts payable and accrued liabilities.  These increases were partially offset by a decrease in cash of $17,306 resulting from an increase in current and other assets.
Investing Activities
Net cash used in investing activities of discontinued operations for the year ended December 31, 2015 was $30 compared to net cash provided by investing activities of $6,081 for the year ended December 31, 2014. The 2014 investing activities consisted primarily of proceeds from the settlement of a contingency related to Montana property taxes.
Net cash provided by investing activities of discontinued operations for the year ended December 31, 2013 of $646,185 consisted primarily of proceeds from the Bresnan Sale and the Clearview Sale aggregating $676,253, net of transaction costs, and other net cash receipts of $12, partially offset by capital expenditures of $30,080.
Financing Activities
Net cash used in financing activities of discontinued operations for the year ended December 31, 2013 of $38,735 represented repayments of Bresnan Cable's credit facility debt.
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
Funding for Our Debt Service Requirements
Funding for the debt service requirements of our debt securities has been provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries has generally been provided by cash flow from operations, cash on hand, and borrowings under the Restricted Group (as later defined) revolving credit facility, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand and borrowings under the Restricted Group revolving credit facility has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility. We have accessed the debt markets for significant amounts of capital in the past and expect to do so in the future. Under the Merger Agreement, we are not permitted to raise additional capital, including the issuance of debt, prior to the consummation of the Merger.
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

Following the Merger, Altice will determine how we will fund our debt service requirements, including the debt service requirements under the Cablevision and CSC Holdings senior notes that will remain outstanding following the Merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Altice Merger" for a discussion of the indebtedness incurred by subsidiaries of Altice that will be assumed by us in the Merger.
If the Merger is not consummated, we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay scheduled current debt maturities in the next 12 months totaling $597,393 under our credit facilities, capital leases, and notes payable as of December 31, 2015.  However, competition and market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although, if the Merger is not consummated, we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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

Debt Outstanding
The following table summarizes our outstanding debt (excluding accrued interest), as well as interest expense and capital expenditures as of and for the year ended December 31, 2015:
	Restricted Group	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Elimination(b)	Total Cablevision

Credit facility debt	$2,041,942	$480,000	$—	$2,521,942	$—	$—	$2,521,942
Senior notes and debentures	3,065,092	—	—	3,065,092	3,407,005	(611,455)	5,860,642
Collateralized indebtedness relating to stock monetizations	—	—	1,191,324	1,191,324	—	—	1,191,324
Capital lease obligations	45,553	413	—	45,966	—	—	45,966
Notes payable	14,544	—	—	14,544	—	—	14,544
Total debt	$5,167,131	$480,413	$1,191,324	$6,838,868	$3,407,005	$(611,455)	$9,634,418
Interest expense	$286,805	$19,053	$57,045	$362,903	$270,915	$(48,054)	$585,764
Capital expenditures	$797,910	$5,366	$13,120	$816,396	$—	$—	$816,396

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $480,000 at December 31, 2015.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $480,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings.

The following table provides details of our outstanding credit facility debt:
		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2014
Restricted Group:
Revolving loan facility	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	2.17%	71,888	886,621	934,547
Term B loan facility (a)	April 17, 2020	2.92%	11,888	1,155,321	1,366,102
Restricted Group credit facility debt			83,776	2,041,942	2,300,649
Newsday:
Floating rate term loan facility	October 12, 2016	3.92%	480,000	480,000	480,000
Total credit facility debt			$563,776	$2,521,942	$2,780,649

(a)	The unamortized discount related to the Term B loan facility amounted to $3,712 and $5,326 at December 31, 2015 and 2014, respectively.
Payment Obligations Related to Debt
Total amounts payable by us in connection with our outstanding obligations during the five years subsequent to December 31, 2015 and thereafter, including related interest, as well as capital lease obligations and the value deliverable at maturity under monetization contracts as of December 31, 2015 are as follows:

	Cablevision	Restricted Group	Newsday	Other Entities (a)	Total

2016	$213,880	$385,536	$495,134	$473,574	$1,568,124
2017	1,113,880	388,508	148	801,393	2,303,929
2018	857,193	1,779,016	50	—	2,636,259	(b)
2019	78,130	702,884	51	—	781,065
2020	558,130	1,229,461	19	—	1,787,610	(b)
Thereafter	725,284	1,955,313	—	—	2,680,597
Total	$3,546,497	$6,440,718	$495,402	$1,274,967	$11,757,584

(a)
Represents the Company's obligations in connection with monetization contracts it has entered into.  The Company has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts in full satisfaction of the maturing collateralized indebtedness and the related derivative contracts or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.

(b)
Excludes the $345,238 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings, which are pledged to the lenders under its credit facility.

The table above excludes amounts payable in respect of the Senior Secured Credit Facilities and the Notes which will be assumed by CSC Holdings upon consummation of the Merger.

Restricted Group
CSC Holdings and those of its subsidiaries which conduct our video, high-speed data and VoIP services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and VoIP services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock (which, pursuant to the terms of the Merger Agreement, Cablevision will not be able to declare or pay without the prior written consent of Altice); distributions to Cablevision to fund share repurchases (which, pursuant to the terms of the Merger Agreement, Cablevision will not be permitted to do without the prior written consent of Altice) and senior note repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group prior to the Merger will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's existing revolving credit facility. Refer to discussion above under "Cablevision" regarding the funding of our debt service requirements following the Merger.
Restricted Group Credit Facility
The Restricted Group has a credit agreement which we refer to as the "Credit Agreement" or the "Existing Credit Facility" elsewhere herein and provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility, each subject to adjustment from time to time in accordance with the terms of the Credit Agreement.  At December 31, 2015, $71,686 of the Restricted Group revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,314 of the Restricted Group revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
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
Under the Credit Agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of $11,981 that began on September 30, 2014 and continue through June 30, 2016, $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of $694,918 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments that began in September 2013 and are currently $2,972 per quarter through December 31, 2019 with a final repayment of $1,111,481 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the Credit Agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the Credit Agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The Credit Agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.
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
The Credit Agreement has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.
These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit the Restricted Group's ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.
Under the Credit Agreement there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, the Restricted Group must also remain in compliance with the maximum ratio of total net indebtedness to cash flow and the maximum ratio of senior secured net indebtedness to cash flow.
There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.
The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2015.
Repayment of Restricted Group Credit Facility Debt
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $731 and wrote-off unamortized deferred financing costs related to this loan facility of $1,004 for the year ended December 31, 2015.
Newsday LLC
We currently expect that net funding and investment requirements for Newsday prior to the Merger will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings, capital contributions and intercompany advances.
Newsday has a credit agreement (the "Newsday Credit Agreement" and elsewhere, the "Existing Newsday Credit Facility") which consists of a $480,000 floating rate term loan which matures on October 12, 2016.  Interest under the Newsday Credit Agreement is calculated, at the election of Newsday, at either the Eurodollar rate or the base rate, plus 3.50% or 2.50%, respectively, as specified in the Newsday Credit Agreement.  Borrowings by Newsday under the Newsday Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday on a senior secured basis.  The Newsday Credit Agreement is secured by a lien on the assets of Newsday and Cablevision senior notes with an aggregate principal amount of $611,455 owned by Newsday Holdings.
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
Newsday was in compliance with its financial covenants under the Newsday Credit Agreement as of December 31, 2015.

Capital Expenditures
The following table provides details of the Company's capital expenditures for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014

Customer premise equipment	$212,350	$263,466
Scalable infrastructure	229,801	233,530
Line extensions	27,216	18,924
Upgrade/rebuild	55,694	44,024
Support	161,319	183,580
Total Cable	686,380	743,524
Lightpath	96,405	109,749
Other	33,611	38,405
Total Cablevision	$816,396	$891,678
Capital expenditures for 2015 decreased $75,282 (8)% as compared to 2014.  This decrease was due primarily to a decrease in purchases of customer equipment and network equipment, partially offset by increases in spending related to cable plant upgrades.
During the pendency of the Merger and pursuant to the terms of the Merger Agreement, the Company's capital expenditures during any six-month period are subject to a cap for such period, except to the extent reasonably necessary to avoid a material business interruption resulting from force majeure or similar causes not reasonably within our control.
Monetization Contract Maturities
The following monetization contracts relating to our Comcast common stock matured in 2015:

Month of Maturity	Shares covered under monetization contract

January 2015	2,668,875
April 2015	2,732,184
June 2015	2,668,875
September 2015	2,668,875
December 2015	2,668,875
We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction on our Comcast common stock that will mature in January, April, June, September, and December 2017.
During the next 12 months, monetization contracts covering 8,069,934 shares of Comcast common stock held by us will mature.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.
In the Merger Agreement, Cablevision agreed that it would not share settle any collateralized indebtedness prior to the Merger.
See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations to affiliates and non-affiliates as of December 31, 2015, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations (a)	$5,190,648	$1,982,231	$2,451,658	$719,281	$37,478	$—
Operating lease obligations (b)	440,860	65,847	126,380	86,704	161,929	—
Guarantees (c)	34,360	17,016	16,319	1,025	—	—
Letters of credit (d)	71,686	2,071	69,615	—	—	—
	5,737,554	2,067,165	2,663,972	807,010	199,407	—
Contractual obligations reflected on the balance sheet:
Debt obligations (e)	11,710,254	1,547,050	4,917,625	2,564,982	2,680,597	—
Capital lease obligations (f)	47,330	21,074	22,563	3,693	—	—
Taxes (g)	7,198	—	—	—	—	7,198
	11,764,782	1,568,124	4,940,188	2,568,675	2,680,597	7,198
Total	$17,502,336	$3,635,289	$7,604,160	$3,375,685	$2,880,004	$7,198

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2015 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2015.  See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.

(b)
Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases, at rates now in force, for office, production and storage space, and rental space on utility poles used for our Cable segment.  See Note 7 to our consolidated financial statements for a discussion of our operating leases.

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

(e)
Includes interest and principal payments due on our (i) credit facility debt, (ii) senior notes and debentures, (iii) notes payable and (iv) collateralized indebtedness.  See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt. Excludes interest and principal payments due on the Senior Secured

Credit Facilities and the Notes which will be assumed by CSC Holdings upon the consummation of the Merger. See Note 1 to our consolidated financial statements for a discussion of the Altice Merger.

(f)	Reflects the principal amount of capital lease obligations, including related interest.

(g)	Represents tax liabilities, including accrued interest, relating to uncertain tax positions. See Note 12 to our consolidated financial statements for a discussion of our income taxes.
Other Events
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock. During the years ended December 31, 2015 and 2014, Cablevision did not repurchase any shares. Since inception through December 31, 2015, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453. These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.
As of December 31, 2015, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations, however the stock repurchase program has been suspended pursuant to the Merger Agreement.
Dividends
Cablevision paid dividends aggregating $125,170 in 2015, including accrued dividends on vested restricted shares of $3,935 primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2015, up to approximately $7,901 will be paid when, and if, restricted shares and performance based restricted stock units vest.
Pursuant to the terms of the Merger Agreement, Cablevision is not permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice.
During the year ended December 31, 2015, CSC Holdings made cash equity distribution payments to Cablevision aggregating $343,164.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

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
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at December 31, 2015 amounted to $2,521,942.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at December 31, 2015.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  See discussion above for further details of our credit facility debt and See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.

Equity Price Risk
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2015, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value in our consolidated balance sheets with changes in value reflected in our consolidated statements of income, and all of the counterparties to such transactions currently carry investment grade credit ratings.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 becomes effective for us on January 1, 2018.  We have not yet completed the evaluation of the effect that ASU No. 2016-01 will have on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Inventory under ASU No. 2015-11 is to be measured at the "lower of cost and net realizable value" which would eliminate the other two options that currently exist for "market": (1) replacement cost and (2) net realizable value less an approximately normal profit margin. ASU No. 2015-11 defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." ASU No. 2015-11 is to be applied prospectively and becomes effective for us on January 1, 2017 although early adoption is permitted. Inventory held for sale is included in prepaid expenses and other current assets in our consolidated balance sheets. We have not yet completed the evaluation of the effect that ASU No. 2015-11 will have on our consolidated financial statements.
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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2015, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $1,191,324 at December 31, 2015.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity. However, in the Merger Agreement, we agreed that we would not share settle any collateralized indebtedness prior to the Merger.
As of December 31, 2015, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,211,982.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $121,198.  As of December 31, 2015, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $79,702, a net asset position.  For the year ended December 31, 2015, we recorded a net gain of $104,927 related to our outstanding equity derivative contracts and recorded an unrealized loss of $33,935 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2014, net liability position	$(94,900)
Change in fair value, net	104,927
Settlement of contracts	69,675
Fair value as of December 31, 2015, net asset position	$79,702
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

			Cap Price (b)
Number of Shares Deliverable	Maturity	Hedge Price per Share (a)	Low	High

8,069,934	2016	$48.93 - $53.62	$58.72	$69.70
13,407,684	2017	$55.96 - $59.11	$70.84	$76.85

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt:  At December 31, 2015, the fair value of our fixed rate debt of $6,947,487 was lower than its carrying value of $7,066,510 by $119,023.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2015 would increase the estimated fair value of our fixed rate debt by $216,730 to $7,164,217.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Item 8.        Financial Statements and Supplementary Data.
For information required by Item 8, refer to the Index to Financial Statements on page 90.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2015.
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
The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit reports on the Company’s internal control over financial reporting appearing on pages F-1 and F-3.
Changes in Internal Control
None.
Item 9B.    Other Information
None.

PART III
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2016, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2015, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure, except that Marianne Dolan Weber filed a late Form 5 reporting a purchase of Company securities by her spouse.

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

3.	The Index to Exhibits is on page 84.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Cablevision Systems Corporation
	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$12,112	$35,802	$(41,875)	$6,039
Year Ended December 31, 2014
Allowance for doubtful accounts	$14,614	$47,611	$(50,113)	$12,112
Year Ended December 31, 2013
Allowance for doubtful accounts	$13,521	$55,231	$(54,138)	$14,614

	CSC Holdings, LLC
	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$12,112	$35,802	$(41,875)	$6,039
Year Ended December 31, 2014
Allowance for doubtful accounts	$14,614	$47,611	$(50,113)	$12,112
Year Ended December 31, 2013
Allowance for doubtful accounts	$13,521	$55,231	$(54,138)	$14,614

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2016.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Brian G. Sweeney
Name:	Brian G. Sweeney
Title:	President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and Brian G. Sweeney, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date
/s/ James L. Dolan	Chief Executive Officer and Director	February 25, 2016
James L. Dolan	(Principal Executive Officer)

/s/ Brian G. Sweeney	President, Chief Financial Officer and Director	February 25, 2016
Brian G. Sweeney	(Principal Financial Officer)

/s/ Victoria M. Mink	Senior Vice President and Controller	February 25, 2016
Victoria M. Mink	(Principal Accounting Officer)

SIGNATURES

Name	Title	Date
/s/ Charles F. Dolan	Chairman of the Board of Directors	February 25, 2016
Charles F. Dolan

/s/ Rand Araskog	Director	February 25, 2016
Rand Araskog

/s/ Edward C. Atwood	Director	February 25, 2016
Edward C. Atwood

/s/ Frank Biondi	Director	February 25, 2016
Frank Biondi

/s/ Deborah Dolan-Sweeney	Director	February 25, 2016
Deborah Dolan-Sweeney

/s/ Kristin A. Dolan	Chief Operating Officer and Director	February 25, 2016
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 25, 2016
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 25, 2016
Patrick F. Dolan

/s/ Paul J. Dolan	Director	February 25, 2016
Paul J. Dolan

/s/ Thomas C. Dolan	Director	February 25, 2016
Thomas C. Dolan

/s/ Joseph J. Lhota	Director	February 25, 2016
Joseph J. Lhota

/s/ Thomas V. Reifenheiser	Director	February 25, 2016
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 25, 2016
John R. Ryan

/s/ Steven J. Simmons	Director	February 25, 2016
Steven J. Simmons

/s/ Vincent Tese	Director	February 25, 2016
Vincent Tese

/s/ Leonard Tow	Director	February 25, 2016
Leonard Tow

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of September 16, 2015, among Cablevision Systems Corporation, Altice N.V. and Neptune Merger Sub Corp. (incorporated herein by reference to Exhibit 2.1 to Cablevision's Current Report on Form 8-K, filed on September 17, 2015).

3.1
Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision's Proxy Statement, dated October 10, 2000, as supplemented).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed on February 10, 2010).
3.3
Amendment dated September 16, 2015 to Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.1 to Cablevision's Current Report on Form 8-K, filed on September 17, 2015).

3.4
Certificate of Conversion of a Corporation to a Limited Liability Company of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.5	Certificate of Formation of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).
3.6	Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).
3.7	Amendment No. 1 to Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed on February 10, 2010).
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

10.1	Form of Performance Restricted Stock Units Agreement (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015).
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

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

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

10.12
Letter Agreement, dated February 25, 2015, between Cablevision Systems Corporation and Gregg G. Seibert(incorporated herein by reference to Exhibit 10.12 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

10.16
Amendment dated February 25, 2015, to Employment Agreement dated April 7, 2014, between Cablevision Systems Corporation and Brian G. Sweeney (incorporated herein by reference to Exhibit 10.16 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.17
Employment Agreement, dated April 7, 2014, between Cablevision Systems Corporation and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed on April 11, 2014).

10.18	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).
10.19	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's June 3, 2003 Proxy Statement).
10.20	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 18, 2006 Proxy Statement).
10.21	Cablevision Systems Corporation Amended and Restated 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 22, 2014 Proxy Statement).
10.22	Cablevision Systems Corporation 2015 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 21, 2015 Proxy Statement).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.23
Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.24	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's June 3, 2003 Proxy Statement).
10.25	Cablevision Systems Corporation 2011 Cash Incentive Plan (incorporated herein by reference to Exhibit A to Cablevision's April 21, 2011 Proxy Statement).
10.26	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision's June 3, 2003 Proxy Statement).
10.27	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision's May 18, 2006 Proxy Statement).
10.28	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).
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

10.31
Pledge Agreement, dated April 17, 2013, among CSC Holdings, LLC, certain subsidiaries of CSC Holdings, LLC as Pledgors and Bank of America, N.A., as Secured Party (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed April 23, 2013).

10.32
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

10.33	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).
10.34	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).
10.35	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).
10.36
Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.37	Form of Nonqualified Stock Option Agreement (March 7, 2013) (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 12, 2013).
10.38	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.39	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).
10.40	Form of Restricted Shares Agreement (March 7, 2013) (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 12, 2013).

10.41	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).
10.42	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).
10.43	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).
10.44
Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.45	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.46	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.47
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.48
Amendment dated June 30, 2014 to Time Sharing Agreement, dated November 22, 2006, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.49
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.50
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.51
Amendment dated July 24, 2014 to Time Sharing Agreement, dated November 22, 2006, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and James L. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.52
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.53
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.54
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.55
Time Sharing Agreement, dated June 19, 2007, between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.56
Time Sharing Agreement, dated June 19, 2007, between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.57
Amendment dated July 2, 2014 to Time Sharing Agreement, dated February 1, 2012, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and David G. Ellen (incorporated herein by reference to Exhibit 10.6 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.58
Time Sharing Agreement, dated February 1, 2012, between CSC Transport IV, Inc. and David G. Ellen (incorporated herein by reference to Exhibit 10.59 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.59
Amendment dated June 30, 2014 to Time Sharing Agreement, dated March 29, 2011, between CSC Holdings, LLC (as successor-in-interest to CSC Transport IV, Inc.) and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.60
Time Sharing Agreement, dated March 29, 2011, between CSC Transport IV, Inc. and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed March 31, 2011).

10.61
Amendment dated June 30, 2014 to Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Brian G. Sweeney (incorporated herein by reference to Exhibit 10.4 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.62
Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Brian G. Sweeney (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed April 11, 2014).

10.63
Amendment dated June 30, 2014 to Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.5 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.64
Time Sharing Agreement, dated April 7, 2014, between CSC Holdings, LLC and Kristin A. Dolan (incorporated herein by reference to Exhibit 10.6 to Cablevision's Current Report on Form 8-K, filed April 11, 2014).

10.65
Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan. (incorporated herein by reference to Exhibit 10.62 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.66
Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp. and Patrick F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.67
Extension Agreement, dated January 1, 2013, to the Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp., Charles F. Dolan and Patrick F. Dolan. (incorporated herein by reference to Exhibit 10.64 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.68
Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.68 to Cablevision's Current Report on Form 8-K, filed February 16, 2011).

10.69
Amendment, dated June 30, 2014 to Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Holdings, LLC (as successor-in-interest to CSC Transport, Inc.) (incorporated herein by reference to Exhibit 10.7 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.70
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

10.72
Formation Agreement, dated May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.73	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).
10.74	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).
10.75
Distribution Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.76
Employee Matters Agreement, January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

INDEX TO EXHIBITS
EXHIBIT NO.
DESCRIPTION

10.77
Distribution Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.78
Contribution Agreement, dated June 6, 2011, among Cablevision Systems Corporation, CSC Holdings, LLC and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.79
Tax Disaffiliation Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.80
Form of Employee Matters Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.81	Cablevision Systems Corporation Related Party Transaction Approval Policy (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).
10.82
Cablevision Systems Corporation Policy Concerning Certain Matters Relating to The Madison Square Garden Company and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.83
Letter Agreement, dated June 6, 2011, between CSC Holdings, LLC and AMC Networks Inc. regarding VOOM Litigation (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.84
Summary of office space arrangement for Marianne Dolan Weber between Cablevision Systems Corporation and Knickerbocker Group LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal Quarter ended June 30, 2012).

10.85
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
101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 25, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders' Deficiency of Cablevision and the Consolidated Statements of Changes in Total Deficiency of CSC Holdings; and (vi) the Combined Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Cablevision Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited CSC Holdings, LLC's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CSC Holdings, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 25, 2016

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2015 and 2014 (In thousands)
	2015	2014
ASSETS

Current Assets:

Cash and cash equivalents	$1,003,279	$850,413
Accounts receivable, trade (less allowance for doubtful accounts of $6,039 and $12,112)	266,383	277,526
Prepaid expenses and other current assets	124,842	140,094
Amounts due from affiliates	767	1,732
Deferred tax asset	14,596	37,943
Investment securities pledged as collateral	455,386	622,958
Derivative contracts	10,333	—
Total current assets	1,875,586	1,930,666
Property, plant and equipment, net of accumulated depreciation of $9,625,348 and $9,454,315	3,017,015	3,025,747
Investment securities pledged as collateral	756,596	622,958
Derivative contracts	72,075	7,317
Other assets	32,920	44,505
Amortizable intangible assets, net of accumulated amortization of $60,310 and $60,018	36,951	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	264,690
Deferred financing costs, net of accumulated amortization of $76,355 and $58,651	74,707	93,409
	$6,867,293	$6,765,171

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) December 31, 2015 and 2014 (In thousands, except share and per share amounts)

	2015	2014
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$453,653	$431,761
Accrued liabilities:
Interest	119,005	117,354
Employee related costs	344,091	306,270
Other accrued expenses	169,899	160,822
Amounts due to affiliates	29,729	29,651
Deferred revenue	55,545	52,932
Liabilities under derivative contracts	2,706	93,010
Credit facility debt	563,776	61,849
Collateralized indebtedness	416,621	466,335
Capital lease obligations	20,350	17,216
Notes payable	13,267	12,968
Total current liabilities	2,188,642	1,750,168
Defined benefit plan obligations	99,228	120,644
Deferred revenue	4,244	4,701
Liabilities under derivative contracts	—	9,207
Other liabilities	161,524	166,723
Deferred tax liability	704,835	611,088
Credit facility debt	1,958,166	2,718,800
Collateralized indebtedness	774,703	519,848
Capital lease obligations	25,616	29,196
Notes payable	1,277	10,943
Senior notes and debentures	5,860,642	5,855,867
Total liabilities	11,778,877	11,797,185
Commitments and contingencies
Redeemable noncontrolling interest	—	8,676
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 304,196,703 and 300,342,849 shares issued and 222,572,210 and 220,219,935 shares outstanding	3,042	3,003
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	792,351	823,103
Accumulated deficit	(4,059,411)	(4,234,860)
	(3,263,477)	(3,408,213)
Treasury stock, at cost (81,624,493 and 80,122,914 CNYG Class A common shares)	(1,610,167)	(1,591,021)
Accumulated other comprehensive loss	(37,672)	(42,235)
Total stockholders' deficiency	(4,911,316)	(5,041,469)
Noncontrolling interest	(268)	779
Total deficiency	(4,911,584)	(5,040,690)
	$6,867,293	$6,765,171
See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2015, 2014 and 2013 (In thousands, except per share amounts)

	2015	2014	2013
Revenues, net (including revenues, net from affiliates of $5,343, $5,075 and $5,586, respectively) (See Note 15)	$6,509,743	$6,460,946	$6,232,152
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $176,909, $179,144 and $178,991, respectively) (See Note 15)	3,198,194	3,136,808	3,079,226
Selling, general and administrative (including charges from affiliates of $5,372, $3,878 and $2,986, respectively) (See Note 15)	1,599,475	1,533,898	1,521,005
Restructuring expense (credits)	(1,649)	2,480	23,550
Depreciation and amortization (including impairments)	865,252	866,502	909,147
	5,661,272	5,539,688	5,532,928
Operating income	848,471	921,258	699,224
Other income (expense):
Interest expense	(585,764)	(576,000)	(601,102)
Interest income	925	420	465
Gain (loss) on investments, net	(30,208)	129,659	313,167
Gain (loss) on equity derivative contracts, net	104,927	(45,055)	(198,688)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(10,120)	(22,542)
Miscellaneous, net	6,045	4,988	2,436
	(505,810)	(496,108)	(506,264)
Income from continuing operations before income taxes	342,661	425,150	192,960
Income tax expense	(154,872)	(115,768)	(65,635)
Income from continuing operations, net of income taxes	187,789	309,382	127,325
Income (loss) from discontinued operations, net of income taxes	(12,541)	2,822	338,316
Net income	175,248	312,204	465,641
Net loss (income) attributable to noncontrolling interests	201	(765)	20
Net income attributable to Cablevision Systems Corporation stockholders	$175,449	$311,439	$465,661
INCOME PER SHARE:
Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.70	$1.17	$0.49
Income (loss) from discontinued operations, net of income taxes	$(0.05)	$0.01	$1.30
Net income	$0.65	$1.18	$1.79
Basic weighted average common shares (in thousands)	269,388	264,623	260,763
Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.68	$1.14	$0.48
Income (loss) from discontinued operations, net of income taxes	$(0.05)	$0.01	$1.27
Net income	$0.63	$1.15	$1.75
Diluted weighted average common shares (in thousands)	276,339	270,703	265,935
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$187,990	$308,617	$127,345
Income (loss) from discontinued operations, net of income taxes	(12,541)	2,822	338,316
Net income	$175,449	$311,439	$465,661
Cash dividends declared and paid per share of common stock	$0.45	$0.60	$0.60

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013

Net income	$175,248	$312,204	$465,641
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (see Note 13):
Unrecognized actuarial gain (loss)	2,694	(6,866)	(21,842)
Applicable income taxes	(1,106)	2,815	8,984
Unrecognized income (loss) arising during period, net of income taxes	1,588	(4,051)	(12,858)
Amortization of actuarial losses, net included in net periodic benefit cost	1,224	2,296	1,575
Applicable income taxes	(502)	(941)	(648)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	722	1,355	927
Settlement loss included in net periodic benefit cost	3,822	5,347	—
Applicable income taxes	(1,569)	(2,192)	—
Settlement loss included in net periodic benefit cost, net of income taxes	2,253	3,155	—
Other comprehensive income (loss)	4,563	459	(11,931)
Comprehensive income	179,811	312,663	453,710
Comprehensive loss (income) attributable to noncontrolling interests	201	(765)	20
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$180,012	$311,898	$453,730

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years ended December 31, 2015, 2014 and 2013 (In thousands)

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2015, 2014 and 2013 (In thousands)

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2015, 2014 and 2013 (In thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency

Balance at January 1, 2015	$3,003	$541	$823,103	$(4,234,860)	$(1,591,021)	$(42,235)	$(5,041,469)	$779	$(5,040,690)
Net income attributable to Cablevision Systems Corporation stockholders	—	—	—	175,449	—	—	175,449	—	175,449
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(146)	(146)
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	—	—	4,563	4,563	—	4,563
Proceeds from exercise of options and issuance of restricted shares	39	—	18,648	—	—	—	18,687	—	18,687
Recognition of equity-based stock compensation arrangements	—	—	60,817	—	—	—	60,817	—	60,817
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	5	—	(19,146)	—	(19,141)	—	(19,141)
Excess tax benefit on share-based awards	—	—	5,694	—	—	—	5,694	—	5,694
Dividends on CNYG Class A and CNYG Class B common stock	—	—	(124,752)	—	—	—	(124,752)	—	(124,752)
Adjustments to noncontrolling interests	—	—	8,836	—	—	—	8,836	(901)	7,935
Balance at December 31, 2015	$3,042	$541	$792,351	$(4,059,411)	$(1,610,167)	$(37,672)	$(4,911,316)	$(268)	$(4,911,584)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$175,248	$312,204	$465,641
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	12,541	(2,822)	(338,316)
Depreciation and amortization (including impairments)	865,252	866,502	909,147
Loss (gain) on investments, net	30,208	(129,659)	(313,167)
Loss (gain) on equity derivative contracts, net	(104,927)	45,055	198,688
Loss on extinguishment of debt and write-off of deferred financing costs	1,735	10,120	22,542
Amortization of deferred financing costs and discounts on indebtedness	23,764	22,887	25,936
Share-based compensation expense related to equity classified awards	60,321	43,984	52,715
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	5,046	7,643	1,575
Deferred income taxes	133,396	159,779	69,456
Provision for doubtful accounts	35,802	47,611	55,231
Excess tax benefits related to share-based awards	(5,694)	(336)	(1,280)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(24,760)	(42,446)	(25,673)
Prepaid expenses and other assets	38,860	44,488	(8,641)
Advances/payables to affiliates	1,043	(1,463)	(1,637)
Accounts payable	6,896	25,486	(1,715)
Accrued liabilities	1,200	(35,931)	33,982
Deferred revenue	2,156	5,169	(9,507)
Net cash provided by operating activities	1,258,087	1,378,271	1,134,977
Cash flows from investing activities:
Capital expenditures	(816,396)	(891,678)	(951,679)
Proceeds related to sale of equipment, including costs of disposal	4,407	6,178	7,884
Decrease in other investments	13,840	—	—
Increase in other investments	(21,619)	(1,369)	(1,178)
Additions to other intangible assets	(8,035)	(1,193)	(3,685)
Net cash used in investing activities	(827,803)	(888,062)	(948,658)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013
Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	$—	$—	$3,296,760
Repayment of credit facility debt	(260,321)	(990,785)	(3,445,751)
Proceeds from issuance of senior notes	—	750,000	—
Redemption and repurchase of senior notes, including premiums and fees	—	(36,097)	(371,498)
Repayment of notes payable	(2,458)	(2,306)	(570)
Proceeds from collateralized indebtedness	774,703	416,621	569,561
Repayment of collateralized indebtedness and related derivative contracts	(639,237)	(342,105)	(508,009)
Dividend distributions to common stockholders	(125,170)	(160,545)	(159,709)
Proceeds from stock option exercises	18,727	55,355	18,120
Tax withholding associated with shares issued for equity-based compensation	—	—	(644)
Principal payments on capital lease obligations	(20,250)	(15,481)	(13,828)
Deemed repurchases of restricted stock	(19,141)	(6,608)	(12,262)
Excess tax benefit related to share-based awards	5,694	336	1,280
Additions to deferred financing costs	(250)	(14,273)	(27,080)
Payment for purchase of noncontrolling interest	(8,300)	—	—
Distributions to noncontrolling interests, net	(901)	(1,014)	(1,424)
Net cash used in financing activities	(276,904)	(346,902)	(655,054)
Net increase (decrease) in cash and cash equivalents from continuing operations	153,380	143,307	(468,735)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(484)	(1,199)	199,006
Net cash provided by (used in) investing activities	(30)	6,081	646,185
Net cash used in financing activities	—	—	(38,735)
Effect of change in cash related to discontinued operations	—	—	31,893
Net increase (decrease) in cash and cash equivalents from discontinued operations	(514)	4,882	838,349
Cash and cash equivalents at beginning of year	850,413	702,224	332,610
Cash and cash equivalents at end of year	$1,003,279	$850,413	$702,224

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED BALANCE SHEETS December 31, 2015 and 2014 (In thousands)

	2015	2014
ASSETS

Current Assets:

Cash and cash equivalents	$995,827	$813,396
Accounts receivable, trade (less allowance for doubtful accounts of $6,039 and $12,112)	266,383	277,526
Prepaid expenses and other current assets	122,176	131,891
Amounts due from affiliates	748	1,694
Investment securities pledged as collateral	455,386	622,958
Derivative contracts	10,333	—
Total current assets	1,850,853	1,847,465
Property, plant and equipment, net of accumulated depreciation of $9,625,348 and $9,454,315	3,017,015	3,025,747
Investment securities pledged as collateral	756,596	622,958
Derivative contracts	72,075	7,317
Other assets	32,920	44,505
Amortizable intangible assets, net of accumulated amortization of $60,310 and $60,018	36,951	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	264,690
Deferred financing costs, net of accumulated amortization of $43,539 and $32,983	47,916	59,470
	$6,815,769	$6,648,031

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED BALANCE SHEETS (continued) December 31, 2015 and 2014 (In thousands, except share amounts)

	2015	2014
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$453,653	$431,761
Accrued liabilities:
Interest	64,207	62,555
Employee related costs	339,996	302,397
Other accrued expenses	169,728	160,822
Amounts due to affiliates	287,093	135,636
Deferred tax liability	60,963	105,285
Deferred revenue	55,545	52,932
Liabilities under derivative contracts	2,706	93,010
Credit facility debt	563,776	61,849
Collateralized indebtedness	416,621	466,335
Capital lease obligations	20,350	17,216
Notes payable	13,267	12,968
Total current liabilities	2,447,905	1,902,766
Defined benefit plan obligations	99,228	120,644
Deferred revenue	4,244	4,701
Liabilities under derivative contracts	—	9,207
Other liabilities	157,718	162,276
Deferred tax liability	733,312	626,367
Credit facility debt	1,958,166	2,718,800
Collateralized indebtedness	774,703	519,848
Capital lease obligations	25,616	29,196
Notes payable	1,277	10,943
Senior notes and debentures	3,065,092	3,062,126
Total liabilities	9,267,261	9,166,874
Commitments and contingencies
Redeemable noncontrolling interest	—	8,676
Member's Deficiency:
Accumulated deficit	(1,817,831)	(2,024,065)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	15,734	149,457
	(2,413,552)	(2,486,063)
Accumulated other comprehensive loss	(37,672)	(42,235)

Total member's deficiency	(2,451,224)	(2,528,298)
Noncontrolling interest	(268)	779
Total deficiency	(2,451,492)	(2,527,519)
	$6,815,769	$6,648,031

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013
Revenues, net (including revenues, net from affiliates of $5,343, $5,075 and $5,586, respectively) (See Note 15)	$6,509,743	$6,460,946	$6,232,152
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $176,909, $179,144 and $178,991, respectively) (See Note 15)	3,198,194	3,136,808	3,079,226
Selling, general and administrative (including charges from affiliates of $5,372, $3,878 and $2,986, respectively) (See Note 15)	1,599,475	1,533,898	1,521,005
Restructuring expense (credits)	(1,649)	2,480	23,550
Depreciation and amortization (including impairments)	865,252	866,502	909,147
	5,661,272	5,539,688	5,532,928
Operating income	848,471	921,258	699,224
Other income (expense):
Interest expense	(362,903)	(353,288)	(374,430)
Interest income	48,951	48,457	58,858
Gain (loss) on investments, net	(30,208)	129,659	313,167
Gain (loss) on equity derivative contracts, net	104,927	(45,055)	(198,688)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(9,618)	(23,144)
Miscellaneous, net	6,045	4,988	2,436
	(234,923)	(224,857)	(221,801)
Income from continuing operations before income taxes	613,548	696,401	477,423
Income tax expense	(269,356)	(236,450)	(188,079)
Income from continuing operations, net of income taxes	344,192	459,951	289,344
Income (loss) from discontinued operations, net of income taxes	(12,541)	2,822	330,711
Net income	331,651	462,773	620,055
Net loss (income) attributable to noncontrolling interests	201	(765)	20
Net income attributable to CSC Holdings, LLC's sole member	$331,852	$462,008	$620,075
Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$344,393	$459,186	$289,364
Income (loss) from discontinued operations, net of income taxes	(12,541)	2,822	330,711
Net income	$331,852	$462,008	$620,075

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income	$331,651	$462,773	$620,055
Other comprehensive income (loss):
Defined benefit pension and postretirement plans (see Note 13):
Unrecognized actuarial gain (loss)	2,694	(6,866)	(21,842)
Applicable income taxes	(1,106)	2,815	8,984
Unrecognized income (loss) arising during period, net of income taxes	1,588	(4,051)	(12,858)
Amortization of actuarial losses, net included in net periodic benefit cost	1,224	2,296	1,575
Applicable income taxes	(502)	(941)	(648)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	722	1,355	927
Settlement loss included in net periodic benefit cost	3,822	5,347	—
Applicable income taxes	(1,569)	(2,192)	—
Settlement loss included in net periodic benefit cost, net of income taxes	2,253	3,155	—
Other comprehensive income (loss)	4,563	459	(11,931)
Comprehensive income	336,214	463,232	608,124
Comprehensive loss (income) attributable to noncontrolling interests	201	(765)	20
Comprehensive income attributable to CSC Holdings, LLC's sole member	$336,415	$462,467	$608,144

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY
Years ended December 31, 2015, 2014 and 2013
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
Years ended December 31, 2015, 2014 and 2013
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

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2015	$(2,024,065)	$(611,455)	$149,457	$(42,235)	$(2,528,298)	$779	$(2,527,519)
Net income attributable to CSC Holdings' sole member	331,852	—	—	—	331,852	—	331,852
Net loss attributable to noncontrolling interests	—	—	—	—	—	(146)	(146)
Pension and postretirement plan liability adjustments, net of income taxes	—	—	—	4,563	4,563	—	4,563
Recognition of equity-based stock compensation arrangements	—	—	60,817	—	60,817	—	60,817
Distributions to Cablevision	(125,618)	—	(217,546)	—	(343,164)	—	(343,164)
Excess tax benefit on share-based awards	—	—	14,170	—	14,170	—	14,170
Adjustments to noncontrolling interests	—	—	8,836	—	8,836	(901)	7,935
Balance at December 31, 2015	$(1,817,831)	$(611,455)	$15,734	$(37,672)	$(2,451,224)	$(268)	$(2,451,492)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$331,651	$462,773	$620,055
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	12,541	(2,822)	(330,711)
Depreciation and amortization (including impairments)	865,252	866,502	909,147
Loss (gain) on investments, net	30,208	(129,659)	(313,167)
Loss (gain) on equity derivative contracts, net	(104,927)	45,055	198,688
Loss on extinguishment of debt and write-off of deferred financing costs	1,735	9,618	23,144
Amortization of deferred financing costs and discounts on indebtedness	14,807	14,602	18,167
Share-based compensation expense related to Cablevision equity classified awards	60,321	43,984	52,715
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	5,046	7,643	1,575
Deferred income taxes	78,925	53,189	99,867
Provision for doubtful accounts	35,802	47,611	55,231
Excess tax benefit related to share-based awards	(14,170)	(4,978)	(46,164)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(24,760)	(42,446)	(25,673)
Prepaid expenses and other assets	38,633	41,934	(16,081)
Advances/payables to affiliates	166,661	222,212	121,128
Accounts payable	6,896	25,486	(1,715)
Accrued liabilities	(10,021)	(29,608)	41,998
Deferred revenue	2,156	5,169	(9,507)
Net cash provided by operating activities	1,496,756	1,636,265	1,398,697
Cash flows from investing activities:
Capital expenditures	(816,396)	(891,678)	(951,679)
Proceeds related to sale of equipment, including costs of disposal	4,407	6,178	7,884
Decrease in other investments	13,840	—	—
Increase in other investments	(21,619)	(1,369)	(1,178)
Additions to other intangible assets	(8,035)	(1,193)	(3,685)
Net cash used in investing activities	(827,803)	(888,062)	(948,658)

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	$—	$—	$3,296,760
Repayment of credit facility debt	(260,321)	(990,785)	(3,445,751)
Proceeds from issuance of senior notes	—	750,000	—
Redemption and repurchase of senior notes, including premiums and fees	—	—	(308,673)
Repayment of notes payable	(2,458)	(2,306)	(570)
Proceeds from collateralized indebtedness	774,703	416,621	569,561
Repayment of collateralized indebtedness and related derivative contracts	(639,237)	(342,105)	(508,009)
Principal payments on capital lease obligations	(20,250)	(15,481)	(13,828)
Distributions to Cablevision	(343,164)	(396,382)	(501,224)
Excess tax benefit related to share-based awards	14,170	4,978	46,164
Additions to deferred financing costs	(250)	(14,273)	(27,080)
Payment for purchase of noncontrolling interest	(8,300)	—	—
Distributions to noncontrolling interests, net	(901)	(1,014)	(1,424)
Net cash used in financing activities	(486,008)	(590,747)	(894,074)
Net increase (decrease) in cash and cash equivalents from continuing operations	182,945	157,456	(444,035)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(484)	(1,199)	199,006
Net cash provided by (used in) investing activities	(30)	6,081	646,185
Net cash used in financing activities	—	—	(38,735)
Effect of change in cash related to discontinued operations	—	—	31,893
Net increase (decrease) in cash and cash equivalents from discontinued operations	(514)	4,882	838,349
Cash and cash equivalents at beginning of year	813,396	651,058	256,744
Cash and cash equivalents at end of year	$995,827	$813,396	$651,058

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
In connection with the Merger, each outstanding share of the Cablevision NY Group ("CNYG") Class A common stock, par value $0.01 per share (“CNYG Class A Shares”), and Cablevision NY Group Class B common stock, par value $0.01 per share (“CNYG Class B Shares”, and together with the CNYG Class A Shares, the “Shares”) (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less applicable tax withholdings.
Also in connection with the Merger, outstanding equity-based awards granted under Cablevision’s equity plans will be cancelled and converted into a right to receive cash based upon the $34.90 per Share merger price in accordance with the original terms of the awards. As of December 31, 2015, the Company had 13,353,217 stock options, 6,847,848 restricted shares, 1,772,430 restricted stock units issued to employees and 466,283 restricted stock units issued to non-employee directors outstanding.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (which condition has been satisfied as of November 4, 2015), (iii) adoption and release of an order by the Federal Communications Commission granting any required consent to the transfer of control of Cablevision’s licenses, (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 (which condition has been satisfied as of February 17, 2016), (v) the receipt of certain approvals from state and local public utility commissions and under certain state and local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, the Company currently expects the closing of the Merger to occur in the second quarter of 2016. The Merger is not subject to a financing condition.
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
The Company has expensed $17,862 of transaction costs during 2015 in connection with the Merger Agreement and it expects to incur additional costs prior to and upon consummation of the Merger, including $32,500 in transaction advisory fees.
In October 2015, Neptune Finco Corp. (“Finco”), a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, borrowed an aggregate principal amount of $3,800,000 under a term loan facility (the “Term Loans”) and entered into revolving loan commitments in an aggregate principal amount of $2,000,000 (the “Revolving Credit Facility” and, together with the Term Loans, the “Senior Secured Credit Facilities”). The Term Loans will mature on October 9, 2022. Quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loans will be required to be made beginning with the first full fiscal quarter after the Closing Date. The Revolving Credit Facility will mature on October 9, 2020. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter (commencing with the last day of the first full fiscal quarter ended after the Closing Date) but only if on such day there are outstanding borrowings under the Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15,000).
Finco also issued $1,800,000 aggregate principal amount of 10.125% senior notes due 2023, $2,000,000 aggregate principal amount of 10.875% senior notes due 2025 and $1,000,000 aggregate principal amount of 6.625% senior guaranteed notes due 2025 (the "Senior Guaranteed Notes") (collectively the "Notes").
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the credit agreement, dated as of April 17, 2013 (the “Existing Credit Facility”), among CSC Holdings, certain subsidiaries of CSC Holdings

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

and the lenders party thereto and (ii) the senior secured credit agreement, dated as of October 12, 2012, among Newsday LLC, CSC Holdings, and the lenders party thereto (the "Existing Newsday Credit Facility"), and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the consummation of the Merger of Merger Sub into Cablevision (the “Closing Date”), Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the Senior Guaranteed Notes will be guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, which own and operate the New Jersey cable television systems, Cablevision Lightpath, Inc. and any subsidiaries of CSC Holdings that are “Excluded Subsidiaries” under the indenture governing the Senior Guaranteed Notes) (such subsidiaries, the “Initial Guarantors”) and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
Purchase of Newsday Noncontrolling Interest
In September 2015, the Company purchased the minority interest in Newsday Holdings LLC ("Newsday Holdings") held by Tribune Media Company ("Tribune") for approximately $8,300. As a result of this transaction, Newsday Holdings is a wholly-owned subsidiary of the Company. In addition, the indemnity provided by the Company to Tribune for certain taxes incurred by Tribune if Newsday Holdings or its subsidiary sold or otherwise disposed of Newsday assets in a taxable transaction or failed to maintain specified minimum outstanding indebtedness, was amended so that the restriction period lapsed on September 2, 2015.
Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of income of Cablevision are essentially identical to the consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions:  Cablevision has $2,799,024 principal value of senior notes outstanding at December 31, 2015 (excluding the $611,455 aggregate principal amount of Cablevision notes held by Newsday Holdings) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, the write-off of deferred financing costs, gain or loss on extinguishment of debt, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings, which is eliminated in Cablevision's results of operations.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Reclassifications
Certain reclassifications have been made to the 2013 and 2014 financial statements to conform to the 2015 presentation.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes video, high-speed data, and voice services revenues as the services are provided to customers.  Installation revenue for the Company's video, consumer high-speed data and VoIP services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  Advertising revenues are recognized when commercials are aired.
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
Multiple-Element Transactions
In the normal course of business, the Company may enter into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty. The Company's policy for accounting for each transaction negotiated contemporaneously is to record each deliverable of the transaction based on its best estimate of selling price in a manner consistent with that used to determine the price to sell each deliverable on a standalone basis.  In determining the fair value of the respective deliverable, the Company will utilize quoted market prices (as available), historical transactions or comparable transactions.
Gross Versus Net Revenue Recognition
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2015, 2014 and 2013, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $199,701, $178,630 and $157,818, respectively.
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
Advertising Expenses
Advertising costs are charged to expense when incurred and are recorded to "selling, general and administrative" expenses in the accompanying statements of income.  Advertising costs amounted to $160,671, $156,228, and $140,779 for the years ended December 31, 2015, 2014 and 2013, respectively.
Share-Based Compensation
Share-based compensation expense is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.
For options and performance based option awards, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model.  For options not subject to performance based vesting conditions, Cablevision recognizes the compensation expense using a straight-line amortization method.  For options subject to performance based vesting conditions, Cablevision recognizes compensation expense based on the probable outcome of the performance criteria over the requisite service period for each tranche of awards.
For restricted shares, Cablevision recognizes compensation expense using a straight-line amortization method based on the grant date price of CNYG Class A common stock over the vesting period. For restricted stock units granted to non-employee director which vest 100% on the date of grant, compensation expense is recognized on the date of grant based on the grant date price of CNYG Class A common stock.
For performance based restricted stock units ("PSUs") which cliff vest in three years, Cablevision recognizes compensation expense on a straight-line basis over the vesting period based on the estimated number of shares of CNYG Class A common stock expected to be issued.
For share-based compensation awards that will be settled in cash, Cablevision recognizes compensation expense based on the estimated fair value of the award at each reporting period.
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
The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software.  Capitalized software costs are amortized over the estimated useful life of the software and reported in depreciation and amortization (including impairments).
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. This ASU amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This new standard would be effective for the Company beginning January 1, 2017 with early adoption permitted.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU No. 2015-03. ASU No. 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 becomes effective for the Company on January 1, 2016 and will be applied on a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

retrospective basis. At December 31, 2015, deferred debt financing costs, net for Cablevision and CSC Holdings amounted to $74,707 and $47,916, respectively.
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

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2012	210,561,118	54,137,673
Employee and non-employee director stock transactions (a)	3,037,472	—
Balance at December 31, 2013	213,598,590	54,137,673
Employee and non-employee director stock transactions (a)	6,621,345	—
Balance at December 31, 2014	220,219,935	54,137,673
Employee and non-employee director stock transactions (a)	2,352,275	—
Balance at December 31, 2015	222,572,210	54,137,673

(a)
Primarily includes issuances of common stock in connection with employee and non-employee director exercises of stock options and restricted shares granted to employees, offset by shares acquired by the Company in connection with the fulfillment of employees' statutory tax withholding obligation for applicable income and other employment taxes and forfeited employee restricted shares.

CSC Holdings Membership Interests
CSC Holdings has 17,631,479 membership units issued and outstanding as of December 31, 2015 and 2014 which are all owned by Cablevision, its sole owner.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings may make distributions in the future on its membership interests only if sufficient funds exist as determined under Delaware law.
Cablevision's and CSC Holdings' indentures and CSC Holdings' credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.
The Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

August 6, 2015	$0.15	August 21, 2015	September 10, 2015
May 1, 2015	$0.15	May 22, 2015	June 12, 2015
February 24, 2015	$0.15	March 16, 2015	April 3, 2015

November 5, 2014	$0.15	November 21, 2014	December 12, 2014
July 29, 2014	$0.15	August 15, 2014	September 5, 2014
May 6, 2014	$0.15	May 23, 2014	June 13, 2014
February 25, 2014	$0.15	March 14, 2014	April 3, 2014

November 6, 2013	$0.15	November 22, 2013	December 13, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
February 26, 2013	$0.15	March 15, 2013	April 3, 2013
Cablevision paid dividends aggregating $125,170, $160,545 and $159,709 in 2015, 2014 and 2013, respectively, including accrued dividends on vested restricted shares of $3,935, $1,548, and $3,092, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2015, up to approximately $7,901 will be paid when, and if, restricted shares and performance based restricted stock units vest.
Pursuant to the terms of the Merger Agreement, Cablevision is not permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice.
During the years ended December 31, 2015, 2014 and 2013, CSC Holdings made cash equity distribution payments to Cablevision aggregating $343,164, $396,382 and $501,224, respectively.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on its senior notes;

•	Cablevision's repurchases of certain outstanding senior notes in 2014 and 2013; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.
Income Per Common Share
Cablevision
Basic income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options , restricted stock and restricted stock units. For such awards that are performance based, the diluted effect is reflected upon the achievement of the performance criteria.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Cablevision stockholders:

	December 31,
	2015	2014	2013
	(in thousands)

Basic weighted average shares outstanding	269,388	264,623	260,763

Effect of dilution:
Stock options	3,532	3,247	3,026
Restricted stock	3,419	2,833	2,146
Diluted weighted average shares outstanding	276,339	270,703	265,935
Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,160,000, 1,760,000 and 1,336,000 shares, have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2015, 2014 and 2013, respectively.  In addition, approximately 45,000 restricted shares for the year ended December 31, 2014 and 1,772,000 performance based restricted stock units for the year ended December 31, 2015, issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied for the respective period.
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
The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2015, 2014 and 2013, or 10% or more of its consolidated net trade receivables at December 31, 2015 and 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 3.    SUPPLEMENTAL CASH FLOW INFORMATION
During 2015, 2014 and 2013, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2015	2014	2013
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Property and equipment accrued but unpaid	$63,843	$48,824	$65,391
Notes payable to vendor	8,318	34,522	1,202
Capital lease obligations	19,987	30,603	11,499
Intangible asset obligations	1,121	525	2,498
Reduction in capital lease obligation as a result of not exercising a bargain purchase option	—	—	22,950
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	3,517	3,809	3,466
Non-Cash Investing and Financing Activities of CSC Holdings:
Distribution of Cablevision senior notes to Cablevision	—	—	142,262
Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	560,361	550,241	580,906
Income taxes paid, net	3,849	10,598	16,470
Continuing Operations - CSC Holdings:
Cash interest paid	346,457	335,175	362,365
Income taxes paid, net	3,849	10,598	16,470
Discontinued operations - Cablevision and CSC Holdings:
Cash interest paid	—	—	26,606

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the restructuring charges and accrued restructuring liability related to the 2013 restructuring plan:

	Cable Segment	Lightpath Segment	Other Segment	Total
Restructuring charges relating to severance, net	$11,283	$1,558	$10,038	$22,879
Restructuring charges relating to an early lease termination	—	—	1,205	1,205
Total restructuring expense	11,283	1,558	11,243	24,084
Payments and other	(8,556)	(628)	(158)	(9,342)
Accrual balance at December 31, 2013	2,727	930	11,085	14,742
Payments and other, net	(2,722)	(311)	(10,415)	(13,448)
Accrued balance at December 31, 2014	5	619	670	1,294
Payments and other, net	(5)	(619)	(312)	(936)
Accrued balance at December 31, 2015	$—	$—	$358	$358
In addition to the charges included in the table above, the Company recorded net restructuring charges (credits) of $(1,530), $1,984, and $(534), in 2015, 2014 and 2013, respectively.  The 2014 restructuring expense included a $3,280 charge relating to the elimination of 59 positions at Newsday. The 2015 and 2013 restructuring credits primarily related to changes to the Company's previous estimates recorded in connection with the Company's prior restructuring plans.
Impairment Charges
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and competition from other media and its current and anticipated impact on Newsday's advertising business, the Company determined that a triggering event had occurred at the Newsday reporting unit and the Company tested Newsday's indefinite-lived intangibles and goodwill for impairment at December 31, 2014 and 2013 (the "interim testing dates").
The estimated fair values of the Newsday business indefinite-lived intangibles, which relate primarily to the trademarks associated with its mastheads, were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results. The Company's impairment analysis as of December 31, 2014 and 2013 resulted in pre-tax impairment charges of $200 and $25,100, respectively, related to the excess of the carrying value over the estimated fair value of the Company's trademarks.
Additionally, in 2014 and 2013, the Company recorded impairment charges of $5,631 and $12,358, respectively, relating to the excess of the carrying value over the estimated fair values of Newsday's amortizing subscriber relationships and advertiser relationships, respectively.  The decrease in fair values, which were determined based on discounted cash flows, resulted primarily from the decline in projected cash flows related to these assets.  These pre-tax impairment charges are included in depreciation and amortization (including impairments) in the Other segment.
No goodwill impairments were recorded for the years ended December 31, 2015, 2014 and 2013.
In addition, the Company recorded impairment charges of $425 and $10,997 in 2014 and 2013, respectively, included in depreciation and amortization related primarily to certain other long-lived assets of businesses included in the Other segment.
NOTE 5.    DISCONTINUED OPERATIONS
Loss from discontinued operations for the year ended December 31, 2015 amounted to $21,272 ($12,541, net of income taxes) and primarily reflects an expense of $21,000 ($12,380, net of income taxes) related to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued (see Note 16).
Income from discontinued operations for the year ended December 31, 2014 amounted to $5,028 ($2,822, net of income taxes) and resulted primarily from the settlement of a contingency related to Montana property taxes related to Bresnan Cable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Income from discontinued operations for the year ended December 31, 2013 primarily relates to the operating results of Bresnan Cable (previously included in the Company's Cable segment) and Clearview Cinemas (previously included in the Company's Other segment), the related gains on the respective sales of these businesses, and the proceeds and costs related to the settlement of litigation with DISH Network, LLC (see table below).

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
In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 initially

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

distributed to the Company from the joint escrow account in December 2012). The proceeds of $175,000 were recorded as a gain in discontinued operations for the year ended December 31, 2013.
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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2015	2014	Useful Lives
Customer equipment	$1,952,336	$1,954,512	3 to 5 years
Headends and related equipment	1,571,750	1,437,681	4 to 25 years
Central office equipment	816,539	811,320	5 to 10 years
Infrastructure	5,639,226	5,695,519	3 to 25 years
Equipment and software	1,577,616	1,507,500	3 to 10 years
Construction in progress (including materials and supplies)	87,412	97,955
Furniture and fixtures	96,561	94,265	5 to 12 years
Transportation equipment	210,013	217,486	5 to 18 years
Buildings and building improvements	322,267	303,344	10 to 40 years
Leasehold improvements	354,136	345,942	Term of lease
Land	14,507	14,538
	12,642,363	12,480,062
Less accumulated depreciation and amortization	(9,625,348)	(9,454,315)
	$3,017,015	$3,025,747
During the years ended December 31, 2015 and 2014, the Company capitalized certain costs aggregating $144,349 and $153,675, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2015, 2014 and 2013 amounted to $857,440, $852,451 and $858,899, respectively, (including impairment charges of $425 and $10,997 in 2014 and 2013, respectively).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

At December 31, 2015 and 2014, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2015	2014
Equipment	$90,099	$95,719
Less accumulated amortization	(28,119)	(39,951)
	$61,980	$55,768
NOTE 7.    OPERATING LEASES
The Company leases certain office, production, and transmission facilities under terms of leases expiring at various dates through 2035.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  In addition, the Company rents space on utility poles for its operations.  The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Rent expense, including pole rentals, for the years ended December 31, 2015, 2014 and 2013 amounted to $82,704, $77,769 and $75,553, respectively.
The minimum future annual payments for all operating leases (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2016 through December 31, 2020, at rates now in force are as follows:

2016	$65,847
2017	68,820
2018	57,560
2019	45,184
2020	41,520
Thereafter	161,929
NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2015 and 2014:

	December 31,		Estimated
	2015	2014	Useful Lives
Gross carrying amount of amortizable intangible assets
Customer relationships	$39,414	$45,828	10 to 18 years
Other amortizable intangibles	57,847	50,971	3 to 28 years
	97,261	96,799
Accumulated amortization
Customer relationships	(27,778)	(31,407)
Other amortizable intangibles	(32,532)	(28,611)
	(60,310)	(60,018)
Amortizable intangible assets, net of accumulated amortization	36,951	36,781
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	264,690
Total intangible assets, net	$1,038,394	$1,040,569

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2015	2014
Aggregate amortization expense
Years ended December 31, 2015 and 2014 (excluding impairment charges of $5,831 in 2014)	$7,812	$8,220
Estimated amortization expense
Year Ending December 31, 2016	$6,968
Year Ending December 31, 2017	6,510
Year Ending December 31, 2018	5,502
Year Ending December 31, 2019	4,860
Year Ending December 31, 2020	3,923
The carrying amount of goodwill as of December 31, 2015 and 2014 is as follows:

	Cable	Lightpath	Other	Total

Gross goodwill as of December 31, 2014	$234,290	$21,487	$342,971	$598,748
Adjustment in connection with the purchase of noncontrolling interest in Newsday	—	—	(2,345)	(2,345)
Gross goodwill as of December 31, 2015	234,290	21,487	340,626	596,403
Accumulated impairment losses as of December 31, 2015 and 2014	—	—	(334,058)	(334,058)
	$234,290	$21,487	$6,568	$262,345
NOTE 9.    DEBT
Credit Facility Debt
The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2014
Restricted Group:
Revolving loan facility (a)	April 17, 2018	—	$—	$—	$—
Term A loan facility	April 17, 2018	2.17%	71,888	886,621	934,547
Term B loan facility (b)	April 17, 2020	2.92%	11,888	1,155,321	1,366,102
Restricted Group credit facility debt			83,776	2,041,942	2,300,649
Newsday:
Floating rate term loan facility	October 12, 2016	3.92%	480,000	480,000	480,000
Total credit facility debt			$563,776	$2,521,942	$2,780,649

(a)
At December 31, 2015, $71,686 of the Restricted Group revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,314 of the Restricted Group revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(b)	The unamortized discount related to the Term B loan facility amounted to $3,712 and $5,326 at December 31, 2015 and 2014, respectively.
Restricted Group Credit Facility
On April 17, 2013, CSC Holdings and certain of its subsidiaries (the "Restricted Subsidiaries") refinanced its Restricted Group credit facility.  The Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $1,200,000 (net of payments made in 2015 and 2014 discussed below), each subject to adjustment from time to time in accordance with the terms of the credit agreement (the "Credit Agreement").  The proceeds from the Term A loans and the Term B loans were used to repay all amounts outstanding under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  As of December 31, 2015, no amounts were drawn under the Restricted Group revolving credit facility.
In connection with the refinancing, the Company wrote-off deferred financing costs of $6,602 related to the repaid credit facility in 2013.  The Term B loans were issued at a discount of $11,750 and the Company recorded deferred financing costs of $27,080 related to the Credit Agreement.  The original issue discount and the deferred financing costs are both being amortized to interest expense over the term of the respective loans.
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
Under the Credit Agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of $11,981 that began on September 30, 2014 and continue through June 30, 2016, $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of $694,918 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments that began in September 2013 and are currently $2,972 per quarter through December 31, 2019 with a final repayment of $1,111,481 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the Credit Agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the Credit Agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The Credit Agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.
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
The Credit Agreement has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans: (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.
These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit the Restricted Group's ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.
Under the Credit Agreement there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, the Restricted Group must also remain in compliance with the maximum ratio of total net indebtedness to cash flow and the maximum ratio of senior secured net indebtedness to cash flow.
There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2015.
Repayment of Restricted Group Credit Facility Debt
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
In April 2015, CSC Holdings made a repayment of $200,000 on its outstanding Term B loan facility with cash on hand. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $731 and wrote-off unamortized deferred financing costs related to this loan facility of $1,004 for the year ended December 31, 2015.
Newsday LLC Credit Facility
On October 12, 2012, Newsday LLC ("Newsday") entered into a new senior secured credit agreement (the "Newsday Credit Agreement" and elsewhere, the "Existing Newsday Credit Facility"), the proceeds of which were used to repay all amounts outstanding under its previous credit agreement dated as of July 29, 2008.  The Newsday Credit Agreement consists of a $480,000 floating rate term loan which matures on October 12, 2016 (net of the $160,000 repayment in December 2013, discussed below).  Interest under the Newsday Credit Agreement is calculated, at the election of Newsday, at either the Eurodollar rate or the base rate, plus 3.50% or 2.50%, respectively, as specified in the Newsday Credit Agreement.  Borrowings by Newsday under the Newsday Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday on a senior secured basis.  The Newsday Credit Agreement is secured by a lien on the assets of Newsday and Cablevision senior notes with an aggregate principal amount of $611,455 (after the sale of Cablevision senior notes in December 2013 discussed below) owned by Newsday Holdings.
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
Newsday was in compliance with its financial covenants under the Newsday Credit Agreement as of December 31, 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Senior Notes and Debentures

The following table summarizes the Company's senior notes and debentures:
			Interest	Principal	Carrying Amount at December 31,
Issuer	Date Issued	Maturity Date	Rate	Amount	2015	2014
CSC Holdings (a)(c)	February 6, 1998	February 15, 2018	7.875%	300,000	$299,635	$299,464
CSC Holdings (a)(c)	July 21, 1998	July 15, 2018	7.625%	500,000	499,937	499,912
CSC Holdings (b)(c)	February 12, 2009	February 15, 2019	8.625%	526,000	515,520	512,750
CSC Holdings (b)	November 15, 2011	November 15, 2021	6.750%	1,000,000	1,000,000	1,000,000
CSC Holdings (b)	May 23, 2014	June 1, 2024	5.250%	750,000	750,000	750,000
					3,065,092	3,062,126
Cablevision (b)(c)	September 23, 2009	September 15, 2017	8.625%	900,000	896,526	894,717
Cablevision (b)	April 15, 2010	April 15, 2018	7.750%	750,000	750,000	750,000
Cablevision (b)	April 15, 2010	April 15, 2020	8.000%	500,000	500,000	500,000
Cablevision (b)	September 27, 2012	September 15, 2022	5.875%	649,024	649,024	649,024
					$5,860,642	$5,855,867

(a)	The debentures are not redeemable by the Company prior to maturity.

(b)	The Company may redeem some or all of the notes at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(c)	The carrying amount of the senior notes is net of the unamortized original issue discount.
The table above also excludes (i) the principal amount of Cablevision 7.75% senior notes due 2018 of $345,238 and the principal amount of Cablevision 8.00% senior notes due 2020 of $266,217 held by Newsday at December 31, 2015 and 2014 which are eliminated in the consolidated balance sheets of Cablevision and (ii) the Senior Secured Credit Facilities and the Notes which will be assumed by CSC Holdings upon the consummation of the Merger.
The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Credit Agreement.  The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2015.
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
Repurchases of Cablevision Senior Notes
In January 2014, Cablevision repurchased with cash on hand $27,831 aggregate principal amount of its then outstanding 5.875% senior notes due September 15, 2022 (the "2022 Notes"). In October 2014, Cablevision repurchased with cash on hand an additional $9,200 aggregate principal amount of the 2022 Notes.  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of debt of $934, net of fees, and a write-off of approximately $1,436 of unamortized deferred financing costs associated with these notes.

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
Redemptions and Repurchases of CSC Holdings Senior Notes (tender prices per note in dollars)
In 2013, CSC Holdings redeemed (i) $204,937 aggregate principal amount of its then outstanding 8.50% senior notes due April 2014 notes and (ii) $91,543 aggregate principal amount of its then outstanding 8.50% senior notes due June 2015 with cash on hand.  In connection with these redemptions, the Company recorded a loss on extinguishment of debt of $12,192, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $4,350 for the year ended December 31, 2013.
Summary of Debt Maturities
Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2015, including notes payable, collateralized indebtedness (see Note 10), and capital leases, during the next five years and thereafter, are as follows:

Years Ending December 31,	Cablevision (a)	CSC Holdings
2016	$1,014,014	$1,014,014
2017	1,797,914	897,914
2018	2,288,575	1,538,575
2019	540,141	540,141
2020	1,612,844	1,112,844
Thereafter	2,399,024	1,750,000

(a)	Excludes the Cablevision senior notes held by Newsday Holdings.
See Note 1 for a discussion regarding additional debt that will be assumed by the Company upon consummation of the Merger.
NOTE 10.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

collar, calculated at the termination date.  As of December 31, 2015, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2015.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets at December 31, 2015 and 2014:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2015	Fair Value at December 31, 2014	Fair Value at December 31, 2015	Fair Value at December 31, 2014

Prepaid forward contracts	Current derivative contracts	$10,333	$—	$2,706	$93,010
Prepaid forward contracts	Long-term derivative contracts	72,075	7,317	—	9,207
		$82,408	$7,317	$2,706	$102,217
Unrealized and realized gains (losses) related to Company's equity derivative contracts related to the Comcast common stock for the years ended December 31, 2015, 2014 and 2013 of $104,927, $(45,055) and $(198,688), respectively, are reflected in gain (loss) on equity derivative contracts, net in the Company's consolidated statements of income.
For the years ended December 31, 2015, 2014 and 2013, the Company recorded a gain (loss) on investments of $(33,935), $129,832 and $313,251, respectively, representing the net increase (decrease) in the fair values of all investment securities pledged as collateral.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value and the value of the related equity derivative contracts for the years ended December 31, 2015 and 2014.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

	Years Ended December 31,
	2015	2014

Number of shares	13,407,684	8,069,934
Collateralized indebtedness settled	$(569,562)	$(248,388)
Derivative contracts settled	(69,675)	(93,717)
	(639,237)	(342,105)
Proceeds from new monetization contracts	774,703	416,621
Net cash receipt	$135,466	$74,516
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

	At December 31, 2015
	Level I	Level II	Level III	Total
Assets:

Money market funds	$922,765	$—	$—	$922,765
Investment securities	130	—	—	130
Investment securities pledged as collateral	1,211,982	—	—	1,211,982
Prepaid forward contracts	—	82,408	—	82,408
Liabilities:
Prepaid forward contracts	—	2,706	—	2,706

	At December 31, 2014
	Level I	Level II	Level III	Total
Assets:

Money market funds	$736,330	$—	$—	$736,330
Investment securities	132	—	—	132
Investment securities pledged as collateral	1,245,916	—	—	1,245,916
Prepaid forward contracts	—	7,317	—	7,317
Liabilities:
Prepaid forward contracts	—	102,217	—	102,217

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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$616,020

Debt instruments:
Credit facility debt (b)	Level II	$2,521,942	$2,525,654
Collateralized indebtedness	Level II	1,191,324	1,176,396
Senior notes and debentures	Level II	3,065,092	2,996,440
Notes payable	Level II	14,544	14,483
CSC Holdings total debt instruments		6,792,902	6,712,973

Cablevision senior notes	Level II	2,795,550	2,760,168
Cablevision total debt instruments		$9,588,452	$9,473,141

		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$680,587

Debt instruments:
Credit facility debt (b)	Level II	$2,780,649	$2,785,975
Collateralized indebtedness	Level II	986,183	957,803
Senior notes and debentures	Level II	3,062,126	3,368,875
Notes payable	Level II	23,911	23,682
CSC Holdings total debt instruments		6,852,869	7,136,335

Cablevision senior notes	Level II	2,793,741	3,048,387
Cablevision total debt instruments		$9,646,610	$10,184,722

(a)	These notes are eliminated at the consolidated Cablevision level.

(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12.    INCOME TAXES
Cablevision
Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.
Income tax expense attributable to Cablevision's continuing operations consists of the following components:

	Years Ended December 31,
	2015	2014	2013
Current expense (benefit):
Federal	$4,844	$6,122	$(144)
State	15,869	2,788	(3,510)
	20,713	8,910	(3,654)
Deferred expense:
Federal	97,927	135,873	69,258
State	35,469	23,906	198
	133,396	159,779	69,456
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	763	(52,921)	(167)
Income tax expense	$154,872	$115,768	$65,635
Income tax benefit attributable to discontinued operations for the year ended December 31, 2015 of $8,731 is comprised of current and deferred income tax benefit of $111 and $8,620, respectively. Income tax expense attributable to discontinued operations for the year ended December 31, 2014 of $2,206 is comprised of current and deferred income tax expense of $108 and $2,098, respectively. Income tax expense attributable to discontinued operations for the year ended December 31, 2013 of $232,807 is comprised of current and deferred income tax expense of $18,120 and $214,687, respectively.

The income tax expense attributable to Cablevision's continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2015	2014	2013
Federal tax expense at statutory rate	$119,931	$148,803	$67,536
State income taxes, net of federal benefit	18,874	19,059	3,607
Changes in the valuation allowance	(902)	(344)	5,631
Changes in the state rates used to measure deferred taxes, net of federal benefit	(1,006)	(322)	(11,228)
Tax expense (benefit) relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	574	(52,914)	(124)
Impact of New York tax reform	16,334	(2,050)	—
Impact of non-deductible officers' compensation	846	1,532	796
Other non-deductible expenses	3,099	3,697	3,628
Research credit	(2,630)	(2,634)	(3,739)
Other, net	(248)	941	(472)
Income tax expense	$154,872	$115,768	$65,635

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$76,007	$144,833
Compensation and benefit plans	80,831	74,220
Allowance for doubtful accounts	2,196	4,557
Merger-related costs	7,332	—
Inventory valuation adjustment	7,135	—
Other liabilities	26,216	4,909
Deferred tax asset	199,717	228,519
Valuation allowance	(2,098)	(3,496)
Net deferred tax asset, current	197,619	225,023
Investments	(163,396)	(159,475)
Prepaid expenses	(19,627)	(27,605)
Deferred tax liability, current	(183,023)	(187,080)
Net deferred tax asset, current	14,596	37,943
Noncurrent
NOLs and tax credit carry forwards	36,866	25,427
Compensation and benefit plans	97,005	99,076
Partnership investments	123,529	123,243
Investments	9,798	22,294
Other	9,201	7,345
Deferred tax asset	276,399	277,385
Valuation allowance	(2,816)	(3,901)
Net deferred tax asset, noncurrent	273,583	273,484
Fixed assets and intangibles	(978,418)	(884,120)
Other	—	(452)
Deferred tax liability, noncurrent	(978,418)	(884,572)
Net deferred tax liability, noncurrent	(704,835)	(611,088)
Total net deferred tax liability	$(690,239)	$(573,145)
At December 31, 2015, Cablevision had consolidated federal net operating loss carry forwards ("NOLs") of $431,405 expiring on various dates from 2024 through 2032.  Cablevision has recorded a deferred tax asset related to $17,893 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $413,512 as this portion relates to 'windfall' deductions on share-based awards that have not yet been realized.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recorded as an increase to paid-in capital.  Cablevision realized excess tax benefit of $5,694, $336 and $1,280 during the years ended December 31, 2015, 2014 and 2013 respectively, resulting in an increase to paid-in capital.
As of December 31, 2015, Cablevision has $43,167 of federal alternative minimum tax credit carry forwards which do not expire.
As of December 31, 2015, Cablevision has $17,448 of research credits, expiring in varying amounts from 2023 through 2035.
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
Income tax expense attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2015	2014	2013
Current expense:
Federal	$169,459	$189,609	$66,800
State	20,209	46,573	21,579
	189,668	236,182	88,379
Deferred expense:
Federal	17,555	35,445	89,832
State	61,370	17,744	10,035
	78,925	53,189	99,867
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	763	(52,921)	(167)
Income tax expense	$269,356	$236,450	$188,079

Income tax benefit attributable to discontinued operations for the year ended December 31, 2015 of $8,731 is comprised of current and deferred income tax benefit of $111 and $8,620, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2014 of $2,206 is comprised of current income tax expense of $2,479, net of deferred income tax benefit of $273.  Income tax expense attributable to discontinued operations for the year ended December 31, 2013 of $240,412 is comprised of current income tax expense of $299,353, net of deferred income tax benefit of $58,941.
In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings increased the affiliate payable due to Cablevision by $166,370, representing the estimated current income tax liability of CSC Holdings for the year ended December 31, 2015 as determined on a stand-alone basis, and as reduced by excess tax benefit realized of $14,170 and current income tax liabilities that are payable by CSC Holdings of $9,436.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The income tax expense attributable to CSC Holdings' continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2015	2014	2013
Federal tax expense at statutory rate	$214,742	$243,740	$167,098
State income taxes, net of federal benefit	38,311	42,769	27,177
Changes in the valuation allowance	(902)	(382)	(101)
Changes in the state rates used to measure deferred taxes, net of federal benefit	(581)	379	(6,484)
Tax expense (benefit) relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	574	(52,914)	(124)
Impact of New York tax reform	16,334	(1,502)	—
Impact of non-deductible officers' compensation, net	846	1,532	796
Other non-deductible expenses	3,099	3,697	3,628
Research credit	(2,630)	(2,634)	(3,739)
Other, net	(437)	1,765	(172)
Income tax expense	$269,356	$236,450	$188,079

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred Tax Asset (Liability)
Current
Compensation and benefit plans	$80,831	$74,220
Allowance for doubtful accounts	2,196	4,557
Merger-related costs	7,332	—
Inventory valuation adjustment	7,135	—
Other liabilities	26,216	4,909
Deferred tax asset	123,710	83,686
Valuation allowance	(1,650)	(1,891)
Net deferred tax asset, current	122,060	81,795
Investments	(163,396)	(159,475)
Prepaid expenses	(19,627)	(27,605)
Deferred tax liability, current	(183,023)	(187,080)
Net deferred tax liability, current	(60,963)	(105,285)
Noncurrent
NOLs and tax credit carry forwards	8,785	11,702
Compensation and benefit plans	97,005	99,076
Partnership investments	123,529	123,243
Investments	9,798	22,294
Other	9,201	7,345
Deferred tax asset	248,318	263,660
Valuation allowance	(3,212)	(5,454)
Net deferred tax asset, noncurrent	245,106	258,206

Fixed assets and intangibles	(978,418)	(884,120)
Other	—	(453)
Deferred tax liability, noncurrent	(978,418)	(884,573)
Net deferred tax liability, noncurrent	(733,312)	(626,367)
Total net deferred tax liability	$(794,275)	$(731,652)
CSC Holdings uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized with regard to 'windfall' deductions on share-based payment awards.  Upon realization, the excess tax benefits are recorded as an increase to member's equity.  On a stand-alone basis, CSC Holdings realized excess tax benefit of $14,170, $4,978 and $46,164 during the years ended December 31, 2015, 2014 and 2013, respectively.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2014	$4,011
Increases related to prior year tax positions	316
Decreases related to prior year tax positions	(88)
Increases related to current year tax positions	3
Settlements paid in cash	(220)
Balance at December 31, 2015	$4,022
As of December 31, 2015, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $2,725.
Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company's historical policy.  After considering the associated deferred tax benefit, interest expense of $314, $284 and $107 has been included in income tax expense attributable to continuing operations in the consolidated statements of income for 2015, 2014 and 2013, respectively.  At December 31, 2015, accrued interest on uncertain tax positions of $3,490 was included in other noncurrent liabilities in the consolidated balance sheet.
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
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the City of New York.  The State of New York is presently auditing income tax returns for years 2009 through 2011.
Management does not believe that the resolution of the ongoing income tax examination described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.
NOTE 13.    BENEFIT PLANS
Qualified and Non-qualified Defined Benefit Plans
Cablevision Retirement Plans (collectively, the "Defined Benefit Plans")
The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the "Pension Plan") for the benefit of non-union employees other than those of Newsday, as well as certain employees covered by a collective bargaining agreement in Brooklyn.
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
The Company amended the Pension Plan and the Excess Cash Balance Plan to freeze participation and future benefit accruals effective December 31, 2013 for all Company employees except those covered by a collective bargaining agreement in Brooklyn.  Effective April 1, 2015, participation was frozen and future benefit accruals ceased for employees covered by a collective bargaining agreement in Brooklyn. Therefore, after April 1, 2015, no employee of the Company who was not already a participant could participate in the plans and no further annual Pay Credits (a certain percentage of employees' eligible pay) were made.  Existing account balances under the plans continue to be credited with monthly interest in accordance with the terms of the plans.
Plan Results for Defined Benefit Plans
Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2015 and 2014:

	December 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$430,846	$433,916
Service cost	344	774
Interest cost	15,523	18,040
Actuarial (gain) loss	(14,912)	9,006
Benefits paid	(27,838)	(30,890)
Projected benefit obligation at end of year	403,963	430,846

Change in plan assets:
Fair value of plan assets at beginning of year	303,676	268,610
Actual return (loss) on plan assets, net	(3,921)	11,687
Employer contributions	25,929	54,269
Benefits paid	(27,838)	(30,890)
Fair value of plan assets at end of year	297,846	303,676

Unfunded status at end of year	$(106,117)	$(127,170)
The accumulated benefit obligation for the Company's Defined Benefit Plans aggregated $403,963 and $430,846 at December 31, 2015 and 2014, respectively.
Approximately $1,950 of unrecognized actuarial losses recorded in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during 2016 relating to the Defined Benefit Plans.
The Company's net funded status relating to its Defined Benefit Plans at December 31, 2015 and 2014 are as follows:

	2015	2014
Defined Benefit Plans	$(106,117)	$(127,170)
Less: Current portion related to nonqualified plans	6,889	6,526
Long-term defined benefit plan obligations	$(99,228)	$(120,644)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Components of the net periodic benefit cost, recorded primarily in selling, general and administrative expenses, for the Defined Benefit Plans for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Years Ended December 31,
	2015	2014	2013

Service cost	$344	$774	$45,346
Interest cost	15,523	18,040	14,128
Expected return on plan assets, net	(8,297)	(9,548)	(7,866)
Recognized actuarial loss (reclassified from accumulated other comprehensive loss)	1,294	2,364	1,645
Settlement loss (reclassified from accumulated other comprehensive loss) (a)	3,822	5,348	—
Net periodic benefit cost	$12,686	$16,978	$53,253

(a)
As a result of benefit payments to terminated or retired individuals exceeding the service and interest costs for the Pension Plan and the Excess Cash Balance Pension Plan during 2015 and 2014, the Company recognized a non-cash settlement loss that represented the acceleration of the recognition of a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheets relating to these plans.

Plan Assumptions for Defined Benefit Plans
Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2015	2014	2013	2015	2014
Discount rate (a)	3.83%	4.24%	3.67%	3.94%	3.70%
Rate of increase in future compensation levels	—%	3.50%	3.50%	—%	3.50%
Expected rate of return on plan assets (Pension Plan only)	4.03%	4.53%	3.60%	N/A	N/A

(a)
The discount rates of 3.83% and 4.24% in 2015 and 2014, respectively, represent the average of the quarterly discount rates used to remeasure the Company's projected benefit obligation and net periodic benefit cost in connection with the recognition of settlement losses discussed above.

The discount rate used by the Company in calculating the net periodic benefit cost for the Cash Balance Plan and the Excess Cash Balance Plan was determined based on the expected future benefit payments for the plans and from the Towers Watson U.S. Rate Link: 40-90 Discount Rate Model. The model was developed by examining the yields on selected highly rated corporate bonds.
The Company's expected long-term return on Pension Plan assets is based on a periodic review and modeling of the plan's asset allocation structure over a long-term horizon.  Expectations of returns and risk for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward looking economic outlook, and economic/financial market theory.  The expected long-term rate of return was chosen as a best estimate and was determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Pension Plan Assets and Investment Policy
The weighted average asset allocations of the Pension Plan at December 31, 2015 and 2014 were as follows:

	Plan Assets at December 31,
	2015	2014
Asset Class:
Mutual funds	39%	39%
Fixed income securities	61	58
Cash equivalents and other	—	3
	100%	100%
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
Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee. The major categories of the Pension Plan assets are cash equivalents and bonds which are marked-to-market on a daily basis.  Due to the Pension Plan's significant holdings in long-term government and non-government fixed income securities, the Pension Plan's assets are subjected to interest rate risk; specifically, a rising interest rate environment. Consequently, an increase in interest rates may cause a decrease to the overall liability of the Pension Plan thus creating a hedge against rising interest rates. In addition, a portion of the Pension Plan's bond portfolio is invested in foreign debt securities where there could be foreign currency risks associated with them, as well as in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.
Investments at Estimated Fair Value
The fair values of the assets of the Pension Plan at December 31, 2015 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds	$117,174	$—	$—	$117,174
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	12,825	—	12,825
U.S. corporate debt	—	54,005	—	54,005
Government debt	—	8,273	—	8,273
U.S. Treasury securities	—	90,414	—	90,414
Asset-backed securities	—	18,563	—	18,563
Cash equivalents (a)	893	—	—	893
Total (b)	$118,067	$184,080	$—	$302,147

(a)	Represents an investment in a money market fund.

(b)	Excludes cash and net payables relating to the purchase of securities that were not settled as of December 31, 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The fair values of the assets of the Pension Plan at December 31, 2014 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds	$119,543	$—	$—	$119,543
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	17,778	—	17,778
U.S. corporate debt	—	50,155	—	50,155
Government debt	—	10,239	—	10,239
U.S. Treasury securities	—	81,552	—	81,552
Asset-backed securities	—	17,610	—	17,610
Cash equivalents (a)	3,580	—	—	3,580
Total (b)	$123,123	$177,334	$—	$300,457

(a)	Represents an investment in a money market fund.

(b)	Excludes cash and net receivables relating to the sale of securities that were not settled as of December 31, 2014.
The fair values of mutual funds and cash equivalents were derived from quoted market prices that the Pension Plan administrator has the ability to access.
The fair values of corporate and government debt, treasury securities and asset-back securities were derived from bids received from a vendor or broker not available in an active market that the Pension Plan administrator has the ability to access.
Benefit Payments and Contributions for Defined Benefit Plans
The following benefit payments are expected to be paid:

2016	$40,666
2017	31,132
2018	29,219
2019	28,374
2020	28,942
2021-2025	124,043
The Company currently expects to contribute approximately $9,000 to the Pension Plan in 2016.
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
The cost associated with these plans (including the enhanced employer matching and discretionary contributions) was $61,343, $65,725 and $26,757 for the years ended December 31, 2015, 2014 and 2013, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 14.    EQUITY AND LONG-TERM INCENTIVE PLANS
Cablevision's Equity Plans
In March 2015, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2015 Employee Stock Plan ("2015 Plan"), which was approved by Cablevision's stockholders at its annual stockholders meeting on May 21, 2015. Under the 2015 Plan, Cablevision is authorized to grant stock options, restricted shares, restricted stock units, stock appreciation rights, and other equity-based awards. The Company may grant awards for up to 25,000,000 shares of CNYG Class A common stock under the 2015 Plan. Options and stock appreciation rights under the 2015 Plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the 2015 Plan, including vesting and exercisability, will be determined by Cablevision's compensation committee and may be based upon performance criteria. As of December 31, 2015, 79,780 equity based awards had been granted under the 2015 Plan.
Previously, the Company had an employee stock plan ("2006 Plan") under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. As a result of the approval of the 2015 Plan by Cablevision stockholders, all remaining available shares (other than those subject to outstanding grants of restricted stock or stock options) under the 2006 Plan have been canceled and no further awards will be granted. The 2006 Plan provided that the exercise price of options and stock appreciation rights could not be less than the fair market value of a share of CNYG Class A common stock on the date of grant and that the awards must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).
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
The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision's stockholders, each non-employee director will receive a number of restricted stock units for the number of shares of common stock equal to $150 divided by the fair value of a share of CNYG Class A stock based on the closing price on the date of grant.  In 2015 and 2014, Cablevision granted its non-employee directors an aggregate of 73,056 and 66,421 restricted stock units, respectively.  Total non-employee director restricted stock units outstanding as of December 31, 2015 were 466,283.
Options have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options granted in 2012 vested over a two year period in 50% annual increments and expire 10 years from the date of grant.  Performance based restricted stock awards are subject to three year cliff vesting subject to achievement of performance criteria.  Performance based restricted stock units ("PSUs") granted in 2015 are scheduled to cliff vest after three years subject to achievement of specified performance criteria.
Since share-based compensation expense is based on awards that are ultimately expected to vest, such compensation expense for the years ended December 31, 2015, 2014 and 2013 has been reduced for estimated forfeitures.  Forfeitures were estimated based primarily on historical experience.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table presents the share-based compensation expense recognized by the Company as selling, general and administrative expense for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Stock options	$9,159	$7,573	$17,560
Restricted shares and restricted stock units	51,162	36,411	35,155
Share-based compensation related to equity classified awards	60,321	43,984	52,715
Other share-based compensation	4,965	—	—
Total share-based compensation	$65,286	$43,984	$52,715
An income tax benefit of $26,718, $17,801 and $21,682 was recognized in continuing operations resulting from share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.
Cablevision uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits.  Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to share-based compensation expense for such awards. Cablevision recorded an excess tax benefit of $5,694, $336 and $1,280 for the years ended December 31, 2015, 2014 and 2013, respectively.  CSC Holdings recorded an excess tax benefit of $14,170, $4,978 and $46,164 for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $18,727, $55,355 and $18,120, respectively.
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
In the first quarter of 2015, Cablevision granted options that are scheduled to vest over three years in 33 1/3% annual increments and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on historical data for similar awards. The interest rate for periods within the contractual life of the stock options is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.
In the first quarter of 2014 and 2013, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option awards on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the AMC Networks Distribution and the MSG Distribution (whereby Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment).  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following assumptions were used to calculate the fair values of stock option awards granted in the first quarter of 2015, 2014 and 2013:

	2015	2014	2013

Risk-free interest rate	1.82%	2.12%	1.25%
Expected life (in years)	8	6.5	6.5
Dividend yield	3.63%	3.79%	3.86%
Volatility	39.98%	42.80%	42.31%
Grant date fair value	$5.45	$5.27	$3.96
Share-Based Payment Award Activity
The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2015:

	Shares Under Option
	Time Vesting Options	Performance Based Vesting Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance, December 31, 2014	5,097,666	7,633,500	$14.41	7.17	$79,347
Granted	2,000,000	—	19.17
Exercised	(353,666)	(1,024,283)	12.84
Balance, December 31, 2015	6,744,000	6,609,217	15.28	6.80	221,900
Options exercisable at December 31, 2015	744,000	6,609,217	13.94	5.67	132,080
Options expected to vest in the future	6,000,000	—	16.93	8.18	89,820

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2015 or December 31, 2014, as indicated, and December 31, 2015 in the case of the options exercisable and options expected to vest in the future.

For the year ended December 31, 2015, the aggregate intrinsic value of options exercised under Cablevision's stock option plans was $17,561 determined as of the date of option exercise.  When an option is exercised, Cablevision issues new shares of stock.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes activity relating to Company employees who held Cablevision restricted shares and restricted stock units for the year ended December 31, 2015:

	Number of Restricted Shares	Number of Performance Restricted Shares	Number of PSUs (a)	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2014	5,314,870	2,035,300	—	$15.46
Granted	1,747,870	584,400	1,851,700	19.43
Vested	(1,598,363)	(739,600)	—	14.48
Awards forfeited	(496,629)	—	(79,270)	17.28
Unvested award balance, December 31, 2015	4,967,748	1,880,100	1,772,430	17.53

(a)
The PSUs entitle the employee to shares of CNYG common stock up to 150% of the number of PSUs granted depending on the level of achievement of the specified performance criteria.  If the minimum performance threshold is not met, no shares will be issued. Accrued dividends are paid to the extent that a PSU vests and the related stock is issued.

During the year ended December 31, 2015, 2,337,963 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,004,950 of these shares, with an aggregate value of $19,141, were surrendered to the Company.  During the year ended December 31, 2014, 889,156 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 365,130 of these shares, with an aggregate value of $6,608 were surrendered to the Company.  These acquired shares have been classified as treasury stock.
As of December 31, 2015, there was $78,457 of total unrecognized compensation cost related to outstanding awards granted under Cablevision's stock plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.
Long-Term Incentive Plans
In March 2011, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2011 Cash Incentive Plan, which was approved by Cablevision's stockholders at its annual stockholders meeting in May 2011.
In connection with the long-term incentive awards outstanding, the Company has recorded expenses of $27,170, $43,892 and $24,596 for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015, the Company had accrued $31,225 for performance based awards for which the performance criteria had not yet been met as of December 31, 2015 as such awards are based on achievement of certain performance criteria through December 31, 2016.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance based awards.
NOTE 15.    RELATED PARTY TRANSACTIONS
Cablevision is controlled by Charles F. Dolan, certain members of his immediate family and certain family related entities (collectively the “Dolan Family”).  Members of the Dolan Family are also the controlling stockholders of AMC Networks, Madison Square Garden and MSG Networks Inc. ("MSG Networks").

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ended December 31,
	2015	2014	2013

Revenues, net	$1,474	$1,841	$2,483
Operating expenses:
Technical expenses	$22,159	$21,785	$22,963
Selling, general and administrative credits, net	(563)	(584)	(1,865)
Operating expenses, net	21,596	21,201	21,098
Net charges	$20,122	$19,360	$18,615
The following table summarizes the revenue and charges related to services provided to or received from Madison Square Garden and MSG Networks not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ended December 31,
	2015	2014	2013

Revenues, net	$3,869	$3,234	$3,103
Operating expenses:
Technical expenses	$154,750	$157,359	$156,028
Selling, general and administrative expenses, net	5,935	4,462	4,851
Operating expenses, net	160,685	161,821	160,879
Net charges	$156,816	$158,587	$157,776
Revenues, net
The Company recognizes revenue in connection with television advertisements and print advertising, as well as certain telecommunication services charged by its subsidiaries to AMC Networks, Madison Square Garden and MSG Networks.  The Company and its subsidiaries, together with AMC Networks, Madison Square Garden and MSG Networks may enter into agreements with third parties in which the amounts paid/received by AMC Networks, Madison Square Garden and MSG Networks, their subsidiaries, or the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Where subsidiaries of the Company have incurred a cost incremental to fair value and AMC Networks, Madison Square Garden and MSG Networks have received a benefit incremental to fair value from these negotiations, the Company and its subsidiaries will charge AMC Networks, Madison Square Garden and MSG Networks for the incremental amount.
Technical Expenses
Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services (2014 and 2013 periods only), as well as for AMC, WE tv, IFC, Sundance Channel and BBC America (2015 period only) on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.
Selling, General and Administrative Expenses (Credits)
The Company, AMC Networks, Madison Square Garden and MSG Networks routinely enter into transactions with each other in the ordinary course of business.  Such transactions may include, but are not limited to, sponsorship agreements and cross-promotion arrangements. Additionally, amounts reflected in the tables are net of allocations to AMC Networks, Madison Square Garden and MSG Networks for services performed by the Company on their behalf.  Amounts also include charges to the Company for services performed or paid by the affiliate on the Company's behalf.
As the transactions discussed above are conducted between subsidiaries under common control, amounts charged for certain services may not represent amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Transactions with Other Affiliates
During 2015, 2014 and 2013, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, the Dolan Family.  All costs incurred on behalf of these related parties are reimbursed to the Company.
Aggregate amounts due from and due to AMC Networks, Madison Square Garden and MSG Networks and other affiliates at December 31, 2015 and 2014 are summarized below:

Cablevision	December 31,
	2015	2014
Amounts due from affiliates	$767	$1,732
Amounts due to affiliates	29,729	29,651

CSC Holdings	December 31,
	2015	2014
Amounts due from affiliates (principally Cablevision)	$748	$1,694
Amounts due to affiliates (principally Cablevision)	287,093	135,636
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2015 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$5,190,648	$1,982,231	$2,451,658	$719,281	$37,478
Guarantees (b)	34,360	17,016	16,319	1,025	—
Letters of credit (c)	71,686	2,071	69,615	—	—
Total	$5,296,694	$2,001,318	$2,537,592	$720,306	$37,478

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2015 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2015.

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
Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York. After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  On January 9, 2015, plaintiffs filed a motion for class certification. On December 7, 2015, the parties entered into a settlement agreement, which is subject to approval by the Court. On December 11, 2015, plaintiffs filed a motion for preliminary approval of the settlement, conditional certification of the settlement class, and approval of a class notice distribution plan. A decision is pending. In the quarter ended September 30, 2015, the Company recorded estimated charges associated with the settlement totaling $12,800, of which $9,500 is reflected in selling, general and administrative expense, and $3,300, representing the cost of benefits to class members that are reasonably expected to be provided, is reflected as a reduction to revenue, net. It is possible that the amount ultimately paid in connection with the settlement could exceed the amount recorded.
In re Cablevision Consumer Litigation: Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems. On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees. On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed. On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract. The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment. On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment. On May 30, 2014, the Court approved the form of class notice, and on October 7, 2014, approved the class notice distribution plan. The class notice distribution has been completed, and the opt-out period expired on February 27, 2015. Expert discovery commenced on May 5, 2014, and concluded on December 8 and 28, 2015, when the Court ruled on the pending expert discovery motions. On January 26, 2016, the Court approved a schedule for filing of summary judgment motions. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
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
Other Litigation
Arnold Wandel v. Cablevision Systems Corp., et al.: On September 24, 2015, a putative shareholder class action lawsuit was filed in the Court of Chancery of the State of Delaware against Cablevision, the Company’s Board of Directors, Altice and Merger Sub. The complaint alleges that the Board of Directors breached its fiduciary duties to Cablevision’s stockholders by approving the sale of the Company to Altice for inadequate consideration and by agreeing to preclude other potential acquirers from tendering superior proposals, and that Altice aided and abetted the breaches. The complaint seeks preliminary and permanent injunctive relief blocking the closing of the Merger, rescission of the Merger were it to close, costs, attorneys’ fees, and such other relief as the Court may deem just and proper. The parties agreed to suspend the time to answer or otherwise respond to the complaint until plaintiff filed a consolidated complaint. On December 9, 2015, plaintiff filed a notice of dismissal without prejudice, which the Court approved on December 11, 2015. The Company believes this matter is now concluded.
James R. Gould, Jr. v. Cablevision Systems Corp., et al.: On September 24, 2015, a putative shareholder class action lawsuit was filed in the Court of Chancery of the State of Delaware against Cablevision, the Company’s Board of Directors, Altice and Merger Sub. The complaint alleges that the Board of Directors breached its fiduciary duties to Cablevision’s stockholders by, among other reasons, failing to properly value the Company and failing to take steps to maximize the value of Cablevision to its public stockholders in connection with the sale of the Company to Altice, and that Altice, Cablevision and Merger Sub aided and abetted the breaches. The complaint seeks injunctive relief blocking the closing of the Merger, unspecified damages, costs, attorneys’ fees, and such other relief as the court may deem just and proper. The parties agreed to suspend the time to answer or otherwise respond to the complaint until plaintiff filed a consolidated complaint. On December 9, 2015, plaintiff filed a notice of dismissal without prejudice, which the Court approved on December 11, 2015. The Company believes this matter is now concluded.
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
In April 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York State Supreme Court.  The lawsuit raised compensation-related claims related to events largely from 2005 to 2008.  The matter was handled under the direction of an independent committee of the Board of Directors of Cablevision. In April 2015, the Court granted summary judgment in favor of the plaintiff on liability, with damages to be determined.  On June 18, 2015, the Company filed a notice of appeal. On February 8, 2016, Cablevision and Thomas C. Dolan entered into a settlement pursuant to which the Company agreed to pay plaintiff $21,000 and plaintiff released all claims.  A stipulation of dismissal with prejudice was approved and entered by the Court on February 8, 2016, and payment was made the same day.  The appeal has also been withdrawn. In connection with the settlement, Charles F. Dolan and James L. Dolan have entered into an agreement to pay the Company, in the aggregate, $6,000 in partial reimbursement of the Company’s settlement payment to Thomas C. Dolan if the Company’s pending merger with Altice is not consummated. The Company recorded an expense of $21,000 which is reflected in discontinued operations in the accompanying consolidated statements of income for the year ended December 31, 2015 (see Note 5).
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

	Years Ended December 31,
	2015	2014	2013
Revenues, net from continuing operations
Cable	$5,836,188	$5,784,945	$5,576,011
Lightpath	364,439	352,964	332,609
Other	347,805	361,305	362,020
Inter-segment eliminations (a)	(38,689)	(38,268)	(38,488)
	$6,509,743	$6,460,946	$6,232,152

Inter-segment revenues
Cable	$1,897	$1,883	$1,788
Lightpath	18,308	17,818	18,014
Other	18,484	18,567	18,686
	$38,689	$38,268	$38,488

Adjusted operating cash flow (deficit) from continuing operations
Cable	$1,767,500	$1,833,577	$1,739,529
Lightpath	173,022	157,516	146,208
Other	(163,162)	(156,869)	(201,101)
	$1,777,360	$1,834,224	$1,684,636

Depreciation and amortization (including impairments) included in continuing operations
Cable (b)	$(737,354)	$(739,559)	$(743,431)
Lightpath (b)	(88,857)	(83,589)	(82,208)
Other (c)	(39,041)	(43,354)	(83,508)
	$(865,252)	$(866,502)	$(909,147)

Share-based compensation expense included in continuing operations
Cable	$(44,702)	$(29,895)	$(32,353)
Lightpath	(7,528)	(5,347)	(6,757)
Other	(13,056)	(8,742)	(13,605)
	$(65,286)	$(43,984)	$(52,715)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Restructuring credits (expense) included in continuing operations
Cable	$4	$19	$(11,283)
Lightpath	—	(285)	(1,558)
Other	1,645	(2,214)	(10,709)
	$1,649	$(2,480)	$(23,550)

Operating income (loss) from continuing operations
Cable	$985,448	$1,064,142	$952,462
Lightpath	76,637	68,295	55,685
Other	(213,614)	(211,179)	(308,923)
	$848,471	$921,258	$699,224

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services and voice services to the Company's Cable segment.

(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.

(c)	The 2013 amount includes a reduction of depreciation expense related to prior years of $10,690.
For the years ended December 31, 2015, 2014 and 2013, Cable segment revenue was derived from the following sources:

	Years Ended December 31,
	2015	2014	2013

Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$3,179,746	$3,187,245	$3,149,702
High-speed data	1,478,719	1,416,328	1,342,627
Voice	918,086	910,653	841,048
Advertising	137,512	163,596	147,875
Other (including installation, advertising sales commissions, home shopping, and other products)	122,125	107,123	94,759
	$5,836,188	$5,784,945	$5,576,011

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Years Ended December 31,
	2015	2014	2013

Operating income for reportable segments	$848,471	$921,258	$699,224

Items excluded from operating income:
CSC Holdings interest expense	(362,903)	(353,288)	(374,430)
CSC Holdings interest income	897	403	423
CSC Holdings intercompany interest income	48,054	48,054	58,435
Gain (loss) on investments, net	(30,208)	129,659	313,167
Gain (loss) on equity derivative contracts, net	104,927	(45,055)	(198,688)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,735)	(9,618)	(23,144)
Miscellaneous, net	6,045	4,988	2,436
CSC Holdings income from continuing operations before income taxes	613,548	696,401	477,423
Cablevision interest expense	(222,861)	(222,712)	(226,672)
Intercompany interest expense	(48,054)	(48,054)	(58,435)
Cablevision interest income	28	17	42
Write-off of deferred financing costs, net of gain on extinguishment of debt	—	(502)	602
Cablevision income from continuing operations before income taxes	$342,661	$425,150	$192,960
The following table summarizes the Company's capital expenditures by reportable segment for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Capital Expenditures
Cable	$686,380	$743,524	$806,678
Lightpath	96,405	109,749	111,830
Other	33,611	38,405	33,171
	$816,396	$891,678	$951,679
All revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 18.    INTERIM FINANCIAL INFORMATION (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2015 and 2014:

	Cablevision
2015:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total 2015

Revenues, net	$1,614,771	$1,653,393	$1,612,601	$1,628,978	$6,509,743
Operating expenses	(1,391,020)	(1,408,929)	(1,429,485)	(1,431,838)	(5,661,272)
Operating income	$223,751	$244,464	$183,116	$197,140	$848,471
Income from continuing operations, net of income taxes	$54,901	$75,676	$23,431	$33,781	$187,789
Loss from discontinued operations, net of income taxes	(10,502)	—	(406)	(1,633)	(12,541)
Net income	44,399	75,676	23,025	32,148	175,248
Net loss (income) attributable to noncontrolling interests	234	(81)	78	(30)	201
Net income attributable to Cablevision Systems Corporation stockholders	$44,633	$75,595	$23,103	$32,118	$175,449

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.21	$0.28	$0.09	$0.12	$0.70
Loss from discontinued operations, net of income taxes	$(0.04)	$—	$—	$(0.01)	$(0.05)
Net income	$0.17	$0.28	$0.09	$0.12	$0.65

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.20	$0.27	$0.08	$0.12	$0.68
Loss from discontinued operations, net of income taxes	$(0.04)	$—	$—	$(0.01)	$(0.05)
Net income	$0.16	$0.27	$0.08	$0.12	$0.63

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$55,135	$75,595	$23,509	$33,751	$187,990
Loss from discontinued operations, net of income taxes	(10,502)	—	(406)	(1,633)	(12,541)
Net income	$44,633	$75,595	$23,103	$32,118	$175,449

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Cablevision
2014:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total 2014
Revenues, net	$1,575,586	$1,628,137	$1,626,187	$1,631,036	$6,460,946
Operating expenses	(1,368,503)	(1,372,244)	(1,373,741)	(1,425,200)	(5,539,688)
Operating income	$207,083	$255,893	$252,446	$205,836	$921,258
Income from continuing operations, net of income taxes	$90,134	$91,028	$71,901	$56,319	$309,382
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	89,700	94,538	71,822	56,144	312,204
Net loss (income) attributable to noncontrolling interests	63	(328)	(331)	(169)	(765)
Net income attributable to Cablevision Systems Corporation stockholders	$89,763	$94,210	$71,491	$55,975	$311,439

Basic income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.34	$0.34	$0.27	$0.21	$1.17
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$—	$0.01
Net income	$0.34	$0.36	$0.27	$0.21	$1.18

Diluted income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.34	$0.34	$0.26	$0.20	$1.14
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$—	$0.01
Net income	$0.33	$0.35	$0.26	$0.20	$1.15

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$90,197	$90,700	$71,570	$56,150	$308,617
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	$89,763	$94,210	$71,491	$55,975	$311,439

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	CSC Holdings
2015:	March 31,	June 30,	September 30,	December 31,	Total
	2015	2015	2015	2015	2015
Revenues, net	$1,614,771	$1,653,393	$1,612,601	$1,628,978	$6,509,743
Operating expenses	(1,391,020)	(1,408,929)	(1,429,485)	(1,431,838)	(5,661,272)
Operating income	$223,751	$244,464	$183,116	$197,140	$848,471
Income from continuing operations, net of income taxes	$92,936	$113,804	$62,244	$75,208	$344,192
Loss from discontinued operations, net of income taxes	(10,502)	—	(406)	(1,633)	(12,541)
Net income	82,434	113,804	61,838	73,575	331,651
Net loss (income) attributable to noncontrolling interests	234	(81)	78	(30)	201
Net income attributable to CSC Holdings, LLC sole member	$82,668	$113,723	$61,916	$73,545	$331,852

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$93,170	$113,723	$62,322	$75,178	$344,393
Loss from discontinued operations, net of income taxes	(10,502)	—	(406)	(1,633)	(12,541)
Net income	$82,668	$113,723	$61,916	$73,545	$331,852

	CSC Holdings
2014:	March 31,	June 30,	September 30,	December 31,	Total
	2014	2014	2014	2014	2014
Revenues, net	$1,575,586	$1,628,137	$1,626,187	$1,631,036	$6,460,946
Operating expenses	(1,368,503)	(1,372,244)	(1,373,741)	(1,425,200)	(5,539,688)
Operating income	$207,083	$255,893	$252,446	$205,836	$921,258
Income from continuing operations, net of income taxes	$129,755	$129,321	$109,399	$91,476	$459,951
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	129,321	132,831	109,320	91,301	462,773
Net loss (income) attributable to noncontrolling interests	63	(328)	(331)	(169)	(765)
Net income attributable to CSC Holdings, LLC sole member	$129,384	$132,503	$108,989	$91,132	$462,008

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$129,818	$128,993	$109,068	$91,307	$459,186
Income (loss) from discontinued operations, net of income taxes	(434)	3,510	(79)	(175)	2,822
Net income	$129,384	$132,503	$108,989	$91,132	$462,008