Form 10-K/A
period 2015-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2016-04-29
CIK 1053112, 784681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cablevision Systems Corporation	☐

CSC Holdings, LLC	☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).

Cablevision Systems Corporation	Yes ☒	No ☐

CSC Holdings, LLC	Yes ☒	No ☐

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of April 21, 2016:

Cablevision NY Group Class A Common Stock -	222,188,952
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) supplements the Annual Report on Form 10-K of Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, LLC (“CSC Holdings” and, collectively with Cablevision, the “Company” or the “Registrants”) for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “Original Form 10-K”). This amendment is being filed primarily to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A because we no longer expect to file our definitive proxy statement by such date, or have an annual shareholder meeting in 2016, due to the pending merger of the Company with a subsidiary of Altice, N.V. Accordingly, this Form 10-K/A hereby amends and replaces in its entirety Part III of the Original Form 10-K. In addition, the reference on the cover page of the Original Form 10-K to the incorporation by reference to our definitive proxy statement, or an amendment to the Original Form 10-K, into Part III is hereby deleted.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have filed with this Form 10-K/A new Rule 13a-14(a) certifications by our principal executive officer and principal financial officer. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not modified or updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

OVERVIEW

The following section provides an overview of our Board practices, Board committee responsibilities, our leadership structure, risk oversight, governance practices and director compensation.

•	Meetings

The Board met ten times in 2015. Each of our directors in 2015 attended at least 75% of the meetings of the Board and the committees of the Board on which he or she served during 2015, except for Kathleen M. Dolan.

We encourage our directors to attend annual meetings of

stockholders and believe that attendance at annual meetings is just as important as attendance at Board and committee meetings. All of our then current directors in 2015 attended the 2015 annual stockholders meeting except for James L. Dolan, Patrick F. Dolan and Paul J. Dolan.

The Board has also determined that each member of our Audit Committee, as listed below, qualifies as “independent” under the independence standards of the Securities and Exchange Commission for audit committee members.

COMMITTEES

The Board has four standing committees: the Audit Committee, the Compensation Committee, the Independent Committee and the Executive Committee.

AUDIT COMMITTEE

Committee members: Messrs. Lhota (Chairman), Ryan, Tese and Tow currently comprise the Audit Committee.

Meetings in 2015: 5

The primary purposes of our Audit Committee are: (a) to assist the Board in its oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; (b) to appoint, retain or terminate the Company’s independent registered public accounting firm and to pre-approve or to adopt appropriate procedures to pre-approve all audit, audit-related and other services, if any, to be provided by the independent registered public accounting firm; and (c) to prepare any report of the Audit Committee required by the rules and regulations of the Securities and Exchange Commission for inclusion in our annual proxy statement. The text of our Audit Committee charter is available on our website at www.cablevision.com. A copy may be obtained, without charge, by writing to Cablevision Systems Corporation, Corporate Secretary, 1111 Stewart Avenue, Bethpage, New York 11714.

Our Board has determined that each member of the Audit Committee is independent as defined under the rules of both the New York Stock Exchange and the Securities and Exchange Commission, is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the New York Stock Exchange, and that Joseph J. Lhota, Chairman of the Audit Committee, is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

Our Board has established a procedure whereby complaints or concerns with respect to accounting, internal controls and auditing matters may be submitted to the Audit Committee. This procedure is described under “Communicating with Our Directors” below.

COMPENSATION COMMITTEE

Committee members: Messrs. Tese (Chairman), Lhota and Reifenheiser currently comprise the Compensation Committee.

Meetings in 2015: 10

The primary responsibilities of our Compensation Committee, as defined in the Committee’s Charter, include:

•	Establishing general compensation philosophy and overseeing the development and implementation of compensation programs, in consultation with management;

•	Reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and the other executive officers of the Company who are required to file reports under Section 16(a) of the Securities Exchange Act of 1934;

•	Evaluating the executive officers’ performance in light of goals and objectives and determining and approving their compensation levels based upon those evaluations;

•	Overseeing the activities of the committee or committees administering our retirement plans;

•	Approving any new equity compensation plan or material changes to an existing plan;

•	Overseeing regulatory compliance with respect to compensation matters, in consultation with management; and

•	Determining and approving any severance or similar termination payments to current or former executive officers.

The text of our Compensation Committee charter is available on our website at www.cablevision.com. A copy may be obtained, without charge, by writing to Cablevision Systems Corporation, Corporate Secretary, 1111 Stewart Avenue, Bethpage, New York 11714.

Our Board has determined that each member of the Compensation Committee is independent and meets the independence requirements applicable to compensation committee members under the rules of the New York Stock Exchange.

In accordance with its charter, the Compensation Committee has the authority to engage outside consultants to assist in the performance of its duties and responsibilities. The Compensation Committee uses an independent compensation consultant to assist the Compensation Committee in determining whether the elements of the Company’s executive compensation program are reasonable and consistent with the Company’s objectives. For more information, see “Compensation Discussion and Analysis.”

Compensation Committee Interlocks and Insider Participation.

Messrs. Lhota, Tese and Reifenheiser served as the members of the Compensation Committee during 2015. None of them is a current or former officer or employee of the Company except for Mr. Lhota, who was an employee of the Company from 2002 to 2010.

EXECUTIVE COMMITTEE

Committee members: Messrs. James L. Dolan (Chairman) and Tese currently comprise the Executive Committee.

Meetings in 2015: 0

The Executive Committee has broad power to act on behalf of the Board. In practice, the Executive Committee typically acts on ordinary course matters that arise between Board meetings. The Executive Committee did not meet or take any actions in 2015.

INDEPENDENT COMMITTEE

Committee members: Messrs. Reifenheiser and Ryan currently comprise the Independent Committee.

Meetings in 2015: 27

The Independent Committee is comprised exclusively of independent directors and its primary responsibility is to review certain related party transactions in accordance with the Company’s Related Party Transaction Approval Policy. This Policy establishes an important independent oversight mechanism, which cannot be amended or terminated without the prior approval of a majority of the Independent Directors and by a majority of the directors elected by the holders of Class B common stock.

The Related Party Transaction Approval Policy stipulates that a committee of independent Directors shall be formed to approve any transaction that meets the related party disclosure requirements of the Securities and Exchange Commission as set

forth in Regulation S-K Item 404 (“Item 404”). This independent committee review and approval requirement applies to Company and subsidiary transactions in which any director, officer, greater than 5% stockholder of the Company or any other “related person” as defined in Item 404 has or will have a direct or indirect material interest. Similarly, the Related Party Transaction Approval Policy provides that an independent committee oversee approval of transactions and arrangements between Cablevision and its subsidiaries, including CSC Holdings, on the one hand, and The Madison Square Garden Company and its subsidiaries (“MSG”), MSG Networks Inc. and its subsidiaries (“MSG Networks”), or AMC Networks Inc. and its subsidiaries (“AMC”), on the other hand, to the extent involving amounts in excess of the dollar threshold set forth in Item 404. The SEC currently sets this threshold at $120,000.

For more information, see “Related Party Policy and Certain Transactions—Agreements Related to the MSG Distribution and AMC Distribution—Related Party Transaction Approval Policy.”

2

DIRECTOR NOMINATIONS

The Board has established a nomination mechanism in our Corporate Governance Guidelines. Nominees for election as Class A directors are recommended to the Board by a majority of the independent Class A directors then in office. Nominees for election as Class B directors are recommended to our Board by a majority of the Class B directors then in office. Our Certificate of Incorporation provides holders of the Company’s Class B common stock the right to elect up to 75% of the members of our Board and holders of Class A common stock the right to elect up to 25% of the members of our Board. We believe that creating a nominating committee responsible for recommending nominees for election as directors would be inconsistent with the vested rights of the holders of Class B common stock.

DIRECTOR SELECTION

Our directors have not set specific, minimum qualifications that nominees must meet in order for them to be nominated for election to the Board. Rather, our directors believe that each nominee should be evaluated based on his or her individual merits, taking into account, among other matters, the factors set forth in our Corporate Governance Guidelines under “Board Composition” and “Selection of Directors.” Those factors include:

•	The desire to have a Board that encompasses a broad range of skills, expertise, industry knowledge, diversity of viewpoints, opinions, background and experience, and contacts relevant to our businesses;

•	Personal qualities and characteristics, accomplishments and reputation in the business community;

•	Ability and willingness to commit adequate time to Board and committee matters; and

•	The fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company.

The Class A directors will evaluate possible candidates to recommend to the Board for nomination as Class A directors. The Board will also consider nominees for Class A directors recommended by our stockholders. Nominees recommended by stockholders will be given appropriate consideration in the same manner as other nominees. The Class B directors will consult from time to time with one or more of the holders of Class B common stock to assure that all Class B director nominees recommended to the Board are individuals who will make a meaningful contribution as Board members and will be individuals likely to receive the approving vote of the holders of the outstanding Class B common stock. The Class B directors do not intend to consider unsolicited suggestions of nominees. We believe that this is appropriate in light of the voting provisions of our Amended and Restated Certificate of Incorporation, which vest the right to elect the Company’s Class B directors exclusively in the holders of the Company’s Class B common stock.

BOARD LEADERSHIP STRUCTURE

Our Board of Directors has chosen to separate the roles of Chairman of the Board and Chief Executive Officer. The Board believes that this is the optimal leadership structure as it allows the Company to benefit from the services of its founder, Charles F. Dolan, particularly with respect to strategic planning, while also benefitting from the extensive experience of its Chief Executive Officer, James L. Dolan, who has served as the Company’s Chief Executive Officer for 21 years, with responsibility for day-to-day management of the Company.

RISK OVERSIGHT

The Company’s Board believes that oversight of risk management is an important Board responsibility. The Audit Committee takes the lead on behalf of the Board in monitoring risk management. The Audit Committee discusses guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company assess and manage the Company’s exposure to risk and discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. We believe that our executive compensation program with its emphasis on long-term performance, its close connection to Company-wide and divisional performance and its significant equity components is designed to align the executives’ compensation with the Company’s long-term strategy and growth and, as a result, does not encourage excessive risk taking. Our Compensation Committee considers the issue of the Company’s exposure to risk in establishing and implementing our executive compensation programs.

CORPORATE GOVERNANCE GUIDELINES

Our Board has adopted Corporate Governance Guidelines that set forth our practices and policies with respect to Board composition and selection, Board meetings, executive sessions of the Board, Board committees, the expectations we have of our directors, selection of the Chairman of the Board and the Chief Executive Officer, management succession, Board and executive compensation, and Board self-evaluation requirements. The full text of our Corporate Governance Guidelines may be viewed at our website at www.cablevision.com. A copy may be obtained, without charge, by writing to Cablevision Systems Corporation, Corporate Secretary, 1111 Stewart Avenue, Bethpage, New York 11714.

BOARD SELF-ASSESSMENT

The Board conducts an annual self-assessment to determine whether the Board and its committees are functioning effectively. Among other things, the Board’s self-assessment process seeks input from the directors on whether they have the tools and access necessary to perform their oversight function, as well as suggestions for improvement of the Board’s functioning. In addition, our Audit Committee and Compensation Committee each conduct their own annual self-assessment, which includes an assessment of the adequacy of their performance as compared to their respective charters.

EXECUTIVE SESSIONS OF NON-MANAGEMENT BOARD MEMBERS

Under our Corporate Governance Guidelines, our directors who are not also officers of the Company or any of its affiliates (“Non-management directors”) meet at least quarterly in executive sessions. If the Non-management directors include any directors who are not independent under the New York Stock Exchange rules, the independent directors meet in executive sessions at least semi-annually. The Non-management directors designate the director who will preside at each executive session. Only a Non-management director who is also independent under the New York Stock Exchange rules will preside at an executive session of the independent directors. Non-management directors who are family members of executive officers do not participate in the Non-management director meetings.

COMMUNICATING WITH OUR DIRECTORS

Our Board has adopted policies designed to allow stockholders and other interested parties to communicate with our directors. Any interested party that wishes to communicate with the Board or any director or the Non-management directors as a group should send communications in writing to Chairman of the Audit Committee, Cablevision Systems Corporation, c/o Corporate Secretary, 1111 Stewart Avenue, Bethpage, New York 11714. Any person, whether or not an employee, who has a concern with respect to accounting, internal accounting controls or auditing matters, may, in a confidential or anonymous manner, communicate those concerns to our Audit Committee by contacting The Network, Inc., which has been designated to act as a confidential contact organization for this purpose, at 1-888-310-6742. This information on communicating with the Audit Committee and Non-management directors is also available on our website at www.cablevision.com.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Business Conduct and Ethics for our directors, officers and employees. A portion of this Code of Business Conduct and Ethics also serves as a code of ethics for our senior financial officers. Among other things, our Code of Business Conduct and Ethics covers conflicts of interest, disclosure responsibilities, legal compliance, confidentiality, corporate opportunities, fair dealing, protection and proper use of assets, and equal employment opportunity and harassment. The full text of the code is available on our website at www.cablevision.com. A copy may be obtained, without charge, by writing to Cablevision Systems Corporation, Corporate Secretary, 1111 Stewart Avenue, Bethpage, New York 11714.

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

DIRECTOR COMPENSATION

Directors who are Company employees receive no extra compensation for serving as directors. Non-employee directors receive annual compensation in the form of cash and restricted stock units.

Prior to 2015, each non-employee director received a base fee of $60,000 per year, $2,000 per Board, committee and Non-management director meeting attended in person, and $500 per Board, committee and Non-management director meeting attended by telephone. Non-employee directors also received $7,500 annually per committee membership and $15,000 annually per committee chairmanship.

Each year prior to 2015, each non-employee director received a grant of restricted stock units with a value equal to $110,000, based on the closing price of Class A common stock on the New York Stock Exchange on the date of grant. The restricted stock units are fully vested on the date of grant, but must be retained for the full duration of board service and for 90 days following termination of service. The shares of Class A common stock represented by the restricted stock units are delivered to the non-employee directors 90 days after the end of their service on the Board. As a result, each of our directors effectively maintains stock ownership in the Company.

The Company reviews its director compensation every three years. The most recent review was conducted in 2014. Pay Governance, LLC (“Pay Governance”), the consultant to the Compensation Committee, reviewed director compensation among companies in the peer group and supplemental peer group which the Company uses for its review of executive compensation. Based upon this review and the recommendation of Pay Governance, the Board of Directors approved, effective January 2015, an increase in the annual base fee for non-employee directors to $100,000, an increase in the value of the annual restricted stock unit grant to $150,000 and an increase in the annual fee for the chairman of the Audit Committee to $20,000. No changes to director compensation were made for

2016; provided that due to the pending merger between the Company and a subsidiary of Altice, the Company has not granted any new restricted stock unit awards to directors.

Directors who reside in our service territory are entitled to receive free cable television, high-speed data and voice services for their primary residence.

Our non-employee directors are entitled to use the Company’s travel service department from time to time to make arrangements for their personal travel. Except as noted below, the Company does not pay any of the directors’ travel expenses other than the cost of travel on Company business. The Company believes it is beneficial to the Company for directors to participate in certain Company events and meet with management, customers and other individuals who have important relationships with the Company. Accordingly, from time to time, the Company requests that certain directors attend events, including events outside the New York area. In these instances, the Company provides the directors with transportation and reimburses the directors for expenses for themselves and, in certain cases, their spouses.

Charles F. Dolan, James L. Dolan, Kristin A. Dolan and Brian G. Sweeney are employees of the Company and their compensation for 2015 is discussed under “Executive Compensation.”

Patrick F. Dolan and Thomas C. Dolan are employees of the Company and their compensation for 2015 is discussed under “Related Party Policy and Certain Transactions.”

DIRECTOR COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our non-employee directors for the year ended December 31, 2015. Directors who are employees of the Company receive no compensation for service as directors.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(4)		Total ($)
Joseph J. Lhota	157,000	150,000	—	—	—	—		307,000
Thomas V. Reifenheiser	154,147	150,000	—	—	—		*	312,965
John R. Ryan	163,901	150,000	—	—	—	—		313,901
Steven J. Simmons	116,383	150,000	—	—	—		*	269,355
Vincent Tese	153,610	150,000	—	—	—	10,128		313,738
Leonard Tow	128,216	150,000	—	—	—		*	287,987
Rand V. Araskog	115,359	150,000	—	—	—		*	272,817
Frank J. Biondi	131,106	150,000	—	—	—	—		281,106
Kathleen M. Dolan**	39,736	—	—	—	—	—		39,736
Deborah Dolan-Sweeney (5)	113,500	150,000	—	—	—	—		263,500
Marianne Dolan Weber	117,000	150,000	—	—	—		*	276,443
Edward Atwood	104,000	150,000	—	—	—		*	262,734
Paul J. Dolan	68,210	150,000	—	—	—	—		218,210

*	Represents less than $10,000.
**	Did not stand for election as a director in 2015 and was no longer a director as of May 21, 2015.

1.	The amounts reported for fees include expenses incurred in attending meetings for which the Company reimburses each non-employee director.
2.	This column reflects the aggregate grant date fair value of the 6,088 restricted stock units granted in 2015 to each non-employee director, as calculated under Accounting Standards Codification (“ASC”) Topic 718. For each non-employee director, the aggregate number of restricted stock units outstanding at December 31, 2015 is as follows: Mr. Lhota, 12,491; Mr. Reifenheiser, 57,844; Mr. Ryan, 57,844; Mr. Simmons, 8,479; Mr. Tese, 57,844; Dr. Tow, 54,095; Mr. Araskog, 54,095; Mr. Biondi, 54,095; Ms. Dolan-Sweeney, 43,225; Ms. Dolan Weber, 54,095; Mr. Atwood 6,088; and Mr. Dolan, 6,088.
3.	No stock options were granted in 2015. Prior to 2007, stock
options were granted to non-employee directors.

For each non-employee director, the aggregate number of shares of Class A common stock underlying outstanding stock options held at December 31, 2015 is as follows: Mr. Lhota, 0; Mr. Reifenheiser, 4,000; Mr. Ryan, 4,000; Mr. Simmons, 0; Mr. Tese, 0; Dr. Tow, 4,000; Mr. Araskog, 0; Mr. Biondi, 4,000; Ms. Dolan-Sweeney, 0; Ms. Dolan Weber, 0; Mr. Atwood, 0; and Mr. Dolan, 0.

4.	This column includes, for each individual, as applicable, an amount for free cable television, high-speed data and voice services.
5.	All other compensation for Ms. Dolan-Sweeney is reported in “Executive Compensation” under Mr. Sweeney.

DIRECTOR BIOGRAPHIES

Class A Directors

•	JOSEPH J. LHOTA, 61, Director of the Company since 2014. Senior Vice President, Vice Dean and Chief of Staff at NYU Langone Medical Center since 2014. In 2013, Mr. Lhota was a candidate for Mayor of the City of New York. He was Chairman and Chief Executive Officer of the New York Metropolitan Transportation Authority from 2011 to 2012, New York City Deputy Mayor for Operations from 1997 to 2001 and New York City Budget Director from 1995 to 1997. From 2002 to 2010, Mr. Lhota was Executive Vice President of the Company, and from 2010 to 2011 he was Executive Vice President of The Madison Square Garden Company. From 1980 to 1994, Mr. Lhota was an investment banker. Prior, he was a Senior Accountant with Arthur Andersen & Co. He is a graduate of the Harvard Business School and Georgetown University. Mr. Lhota is a director of First Aviation Services, Inc. and a trustee of The City University of New York.

•	THOMAS V. REIFENHEISER, 80, Director of the Company since 2002. Mr. Reifenheiser retired as a Managing Director of JP Morgan Chase, overseeing the Global Media and Telecommunications Division in September 2000 after 38 years with JP Morgan Chase and its predecessors. Mr. Reifenheiser is a director of Lamar Advertising Company. During the past five years, Mr. Reifenheiser was a director of Citadel Broadcasting Corporation and Mediacom Communications Corporation.

•	VICE ADMIRAL JOHN R. RYAN USN (RET.), 70, Director of the Company since 2002. President and Chief Executive Officer of the Center for Creative Leadership in Greensboro, North Carolina since June 2007. He was Chancellor of the State University of New York from June 2005 to June 2007.

He was President of the State University of New York Maritime College from June 2002 to June 2005, Interim President of State University at Albany from February 2004 to February 2005, and Superintendent of the United States Naval Academy from June 1998 to June 2002. Vice Admiral Ryan’s military career included positions as Commander of the Maritime Surveillance and Reconnaissance Force, U.S. Sixth Fleet / Commander, Fleet Air Mediterranean Commander, Maritime Air Forces, Mediterranean until his retirement from the U.S. Navy in July 2002. Vice Admiral Ryan is also the lead director of CIT Group Inc., a lead director of Barnes & Noble Education, Inc. and Chairman of the U.S. Naval Academy Foundation Board.

•	STEVEN J. SIMMONS, 69, Director of the Company since 2014. Chairman and Chief Executive Officer of Simmons Patriot Media & Communications, LLC, a management firm specializing in media and communications since 2002. He also serves as Chairman of RCN Telecom Services, LLC since 2010, and Grande Communications since 2013. Mr. Simmons was a director of

Virgin Media Inc. from 2008 to 2013. He also served as the Chairman of the Connecticut Commission of Educational Achievement and PPR Media, LLC/Choice Communications and chairs the Connecticut Counsel for Education Reform.

•	VINCENT TESE, 73, Director of the Company since 1996. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987 and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese is Chairman of FCB Financial Holdings, Inc. and Executive Chairman of Florida Community Bank and is a director of Intercontinental Exchange, Inc., ICE Clear Credit LLC, Mack-Cali Realty Corporation, The Madison Square Garden Company and New York Racing Association, Inc., and a trustee of New York Presbyterian Hospital and New York University School of Law. During the past five years, Mr. Tese was a director of Bowne & Company, Inc., Municipal Art Society, NRDC Acquisition Corp., GGCP, Inc., Wireless Cable International, Inc. and Xanboo Inc.

•	DR. LEONARD TOW, 87, Director of the Company since 2005. Chief Executive Officer of New Century Holdings LLC, an outdoor advertising company, since January 2005. Dr. Tow is a director of AMC Networks Inc., was a director of Citizens Communications Company from 1989 to September 2004 and was Chairman and Chief Executive Officer of Citizens Communications Company from 1990 to September 2004. Dr. Tow is also a Trustee of Columbia University Mailman School of Public Health.

Class B Directors

•	RAND V. ARASKOG, 84, Director of the Company since 2005. He is a retired Chairman and CEO of ITT Corporation. He is self-employed as a private investor as principal in RVA Investments since March 1998.

•	EDWARD C. ATWOOD, 80, Director of the Company since May 2011. Vice President - Multimedia Services of the Company from 1998 to 2014. Mr. Atwood is the brother-in-law of Charles F. Dolan, the uncle of James L. Dolan, Patrick F. Dolan, Deborah Dolan-Sweeney, Thomas C. Dolan and Marianne Dolan Weber and the uncle by marriage of Kristin A. Dolan, Brian G. Sweeney and Paul J. Dolan.

•	FRANK J. BIONDI, 71, Director of the Company since 2005. Senior Managing Director of WaterView Advisors LLC since June 1999. Mr. Biondi is a director of Seagate Technology, Amgen, Inc. and Vinsat Inc. During the past five years, Mr. Biondi was a director of Yahoo Inc., RealD Inc. and Hasbro, Inc.

•	CHARLES F. DOLAN, 89, Director of the Company since 1985. Chairman of the Company since 1985. Executive Chairman of AMC Networks Inc. (“AMC”) since June 2011. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company’s predecessor from 1973 to 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. He serves as a director of AMC, MSG Networks Inc. (“MSG Networks”) and The Madison Square Garden Company (“MSG”). Mr. Dolan is the father of James L. Dolan, Patrick F. Dolan, Thomas C. Dolan, Deborah Dolan-Sweeney and Marianne Dolan Weber, the father-in-law of Kristin A. Dolan and Brian G. Sweeney, the brother-in-law of Edward C. Atwood and the uncle of Paul J. Dolan.

•	JAMES L. DOLAN, 60, Director of the Company since 1991. Chief Executive Officer of the Company since October 1995. President of the Company from June 1998 to April 2014. Executive Chairman at MSG Networks since July 2009. Executive Chairman of MSG since October 2015. Chairman of MSG Holdings, L.P. from 1999 to 2010. Chief Executive Officer of Rainbow Media Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. He serves as a director of AMC, MSG Networks and MSG. From June 2011 to February 2013, Mr. Dolan was a director of Live Nation Entertainment, Inc. Mr. Dolan is the son of Charles F. Dolan, the spouse of Kristin A. Dolan, the brother of Patrick F. Dolan, Thomas C. Dolan, Deborah Dolan-Sweeney and Marianne Dolan Weber, the brother-in-law of Brian G. Sweeney, the nephew of Edward C. Atwood and the cousin of Paul J. Dolan.

•	KRISTIN A. DOLAN, 50, Director of the Company since 2010. Chief Operating Officer of the Company since April 2014. President, Optimum Services of the Company from April 2013 to April 2014. Senior Executive Vice President of Product Management and Marketing of the Company from November 2011 to April 2013. Senior Vice President of the Company from 2003 to 2011. Ms. Dolan has been an employee of the Company since 1990. She serves as a director of AMC and MSG. Ms. Dolan is the daughter-in-law of Charles F. Dolan, the spouse of James L. Dolan, the sister-in-law of Patrick F. Dolan, Thomas C. Dolan, Brian G. Sweeney, Deborah Dolan-Sweeney and Marianne Dolan Weber, the niece by marriage of Edward C. Atwood and the cousin by marriage of Paul J. Dolan.

•	PATRICK F. DOLAN, 64, Director of the Company since 1991. President of News 12 Networks of the Company since February 2002. Vice President of News from September 1995 to February 2002. News Director of News 12 Long Island, a subsidiary of the Company, from December 1991 to September 1995. He serves as director of AMC. Mr. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Thomas C. Dolan, Deborah Dolan-Sweeney and Marianne Dolan Weber, the brother-in-law of Kristin A. Dolan and Brian G. Sweeney, the nephew of Edward C. Atwood and the cousin of Paul J. Dolan.

•	PAUL J. DOLAN, 57, Director of the Company since May 2015. Chairman and Chief Executive Officer of the Cleveland Indians Major League Baseball team since 2010. Mr. Dolan was President of the Cleveland Indians from 2004 to 2010 and Vice President and General Counsel from 2000 to 2004. Mr. Dolan has served on multiple committees of Major League Baseball and is currently on the MLB’s Long Range Planning Committee and Ownership Committee. Since 2006, Mr. Dolan has been a Director and a member of the Compensation Committee of The J.M. Smucker Company. He serves as a director of MSG Networks since October 2015. He was Chairman and Chief Executive Officer of Fast Ball Sports Productions, a sports media company, from 2006 through 2012. Mr. Dolan received his BA from St. Lawrence University and his JD from Notre Dame Law School. Mr. Dolan is the nephew of Charles F. Dolan, the cousin of James L. Dolan, Patrick F. Dolan, Thomas C. Dolan, Deborah Dolan-Sweeney and Marianne Dolan Weber, a cousin by marriage of Kristin A. Dolan and Brian G. Sweeney and the nephew-in-law of Edward C. Atwood.

•	THOMAS C. DOLAN, 63, Director of the Company since 2007. Executive Vice President-Strategy and Development, Office of the Chairman since September 2008. Executive Vice President and Chief Information Officer of the Company from October 2001 until April 2005. Senior Vice President and Chief Information Officer of the Company from February 1996 to October 2001. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General Manager of the Company’s East End Long Island cable system from November 1991 to July 1994. System Manager of the Company’s East End Long Island cable system from August 1987 to October 1991. He also served as a director of the Company from March 1998 to May 2005. He serves as a director of AMC, MSG Networks and MSG. Mr. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Patrick F. Dolan, Deborah Dolan-Sweeney and Marianne Dolan Weber, the brother-in-law of Kristin A. Dolan and Brian G. Sweeney, the nephew of Edward C. Atwood and the cousin of Paul J. Dolan.

•	DEBORAH DOLAN-SWEENEY, 52, Director of the Company since 2008. Director of Dolan Family Foundation since 1986. Director of the Dolan Children’s Foundation from 1997 to August 2015. Ms. Dolan-Sweeney served as a director of MSG Networks from February 2010 to December 2014. Ms. Dolan-Sweeney is the daughter of Charles F. Dolan, the spouse of Brian G. Sweeney, the sister of James L. Dolan, Kathleen M. Dolan, Patrick F. Dolan, Thomas C. Dolan and Marianne Dolan Weber, the sister-in-law of Kristin A. Dolan, the niece of Edward C. Atwood and the cousin of Paul J. Dolan.

•	BRIAN G. SWEENEY, 51, Director of the Company since 2005. President of the Company since April 2014 and Chief Financial Officer of the Company since March 2015. Senior Executive Vice

President, Strategy and Chief of Staff from January 2013 to April 2014. Senior Vice President – eMedia of the Company from January 2000 to January 2013. He serves as a director of AMC, MSG Networks and MSG. Mr. Sweeney is the son-in-law of Charles F. Dolan, the spouse of Deborah Dolan-Sweeney, the brother-in-law of James L. Dolan, Kristin A. Dolan, Patrick F. Dolan, Thomas C. Dolan and Marianne Dolan Weber, the nephew by marriage of Edward C. Atwood and the cousin by marriage of Paul J. Dolan.

•	MARIANNE DOLAN WEBER, 58, Director of the Company since 2005. President of Dolan Family Foundation from 1986 to

September 1999. Chairman of Dolan Family Foundation from September 1999 through 2011. President of Dolan Children’s Foundation from 1997 to September 1999. Chairman of Dolan Children’s Foundation from September 1999 through 2011. Manager of Dolan Family Office, LLC from 1997 through 2011. She serves as a director of AMC. She served as a director of MSG Networks from February 2010 to December 2014. Ms. Weber is the daughter of Charles F. Dolan, the sister of James L. Dolan, Patrick F. Dolan, Thomas C. Dolan and Deborah Dolan-Sweeney, the sister-in-law of Kristin A. Dolan and Brian G. Sweeney, the niece of Edward C. Atwood and the cousin of Paul J. Dolan.

OUR EXECUTIVE OFFICERS

Our executive officers as of April 21, 2016 are:

Charles F. Dolan(1)	Chairman

James L. Dolan(1)	Chief Executive Officer

Brian G. Sweeney(1)	President and Chief Financial Officer

Kristin A. Dolan(1)	Chief Operating Officer

David G. Ellen	Executive Vice President, General Counsel and Secretary

Victoria M. Mink	Senior Vice President, Controller and Principal Accounting Officer

Kevin F. Watson	Senior Vice President and Treasurer

1.	Biographies of Charles F. Dolan, James L. Dolan, Brian G. Sweeney and Kristin A. Dolan are on pages 8-9 of this 10K-A.

DAVID G. ELLEN, 51, Executive Vice President, General Counsel and Secretary of the Company since December 2013. Executive Vice

President and General Counsel from September 2009 to December 2013. From September 2004 to September 2009, Mr. Ellen served primarily as General Counsel of the Company’s cable business. From July 2001 to September 2004, Mr. Ellen was Deputy General Counsel of IAC/InterActiveCorp. Mr. Ellen is also a trustee of Hudson Guild.

VICTORIA M. MINK, 47, Senior Vice President, Controller and Principal Accounting Officer of the Company since June 2011. Senior Vice President and Divisional Controller of the Company’s Telecommunications Segment from January 2007 to May 2011 and Vice President and Divisional Controller – Telecommunications from October 2004 to December 2006.

KEVIN F. WATSON, 49, Senior Vice President and Treasurer of the Company since November 2006. Vice President and Corporate Treasurer of PanAmSat Corporation from January 2001 to November 2006. Director-Corporate Treasurer of Entex IT Services from September 1999 to December 2000. Mr. Watson also held finance positions at MCI Telecommunications, Inc. and Prudential Securities, Inc.

Item 11.	Executive Compensation

EXECUTIVE SUMMARY

Cablevision is a leading media and telecommunications company, serving millions of households and businesses throughout the greater New York area. Cablevision offers Optimum-branded digital cable television, high-speed Internet and voice services as well as Optimum WiFi, the nation’s most robust WiFi network. Cablevision’s Lightpath subsidiary is a premier provider of integrated business communications solutions for larger companies. Through its local media and programming properties – News 12 Networks and Newsday Media Group – Cablevision also delivers news and information created specifically for the communities it serves.

We operate our businesses in an increasingly competitive, highly regulated, rapidly changing and complex technological environment and continue to lead the industry with the highest penetration rates across our three primary products of any major provider of similar services.

We strive to remain competitive by developing new and advanced products and services and continue to balance investments in our products and network with our overall financial objectives. Cablevision places great importance on its ability to attract, retain, motivate and reward experienced executives who can continue to help the Company achieve strong financial, operational and stock performance. We strive to do so by developing executive compensation policies and programs that are consistent with, explicitly linked to, and supportive of the strategic objectives of growing the Company’s businesses and maximizing stockholder value.

Our named executive officers have a combined total of more than 120 years of service in the cable and telecommunications industries with the Company.

The executive compensation program includes short-term and long-term incentive structures that provide competitive compensation, drive performance and encourage executive retention. The following principles describe the key objectives of our executive compensation program:

•	The majority of compensation is at risk and based on the performance of the Company, which closely ties compensation to the Company’s actual performance;

•	Incentive compensation for the executive officers focuses more heavily on long-term rather than short-term accomplishments and results;

•	Equity-based compensation is used to align executive officers’ interests with our stockholders’ interests; and

•	The overall executive compensation program design ensures the Company can attract, retain, motivate and reward the talented executives who are essential to the Company’s continuing success. Total compensation, rather than individual compensation elements, is the Compensation Committee’s focus in providing competitive compensation opportunities.

In formulating the executive compensation program, the Compensation Committee seeks to fulfill these objectives by maintaining an appropriate balance between (1) short-term and long-term compensation, (2) cash and equity compensation, and (3) performance-based and non-performance-based compensation.

To the extent that we do not achieve our annual or long-term performance targets, our compensation program is designed to reduce the amount of total compensation received by our executive officers.

On September 16, 2015, we entered into an Agreement and Plan of Merger (the “Altice Merger Agreement”), by and among Altice, N.V. (“Altice”) and Neptune Merger Sub Corp., a wholly owned subsidiary of Altice (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Cablevision (the “Merger”) with Cablevision surviving as a subsidiary of Altice. Since we entered into the Altice Merger Agreement in September 2015, the Altice Merger Agreement did not impact the formulation of our 2015 executive compensation awards. Due to restrictions in the Altice Merger Agreement, the Company has not granted any new long-term incentive awards to the named executive officers in 2016.

Elements of Compensation. The table below summarizes the current elements of our compensation program and how each element supports the Company’s compensation objectives:

Compensation Element	Description		At-Risk	Long-Term	Stockholder Alignment	Talent Focus
Base Salary	• •	Fixed level of compensation Determined within a competitive range established through peer benchmarking				X

Annual Performance Bonus Award	•	Performance-based cash incentive opportunity based on achievement of pre-defined metrics of Company and individual performance	X		X	X

Long-Term Cash Performance Awards	•	Performance plan based solely on the achievement of quantitative metrics	X	X	X	X
	•	Awards cliff vest three years from date of grant

Performance Restricted Stock Units	•	Performance plan based solely on the achievement of quantitative metrics	X	X	X	X
	•	Awards cliff vest three years from date of grant

Stock Options	•	Variable pay with value based on increases in our stock price over time	X	X	X	X
	•	3-year ratable vesting

Restricted Stock	•	Awards of restricted stock with 3-year ratable vesting	X	X	X	X

Retirement Plans	• •	Cablevision 401(k) Savings Plan Cablevision Excess Savings Plan				X

ROLE OF COMPENSATION COMMITTEE

Our Compensation Committee administers our executive compensation program. The responsibilities of the Compensation Committee are set forth in its charter. Among other responsibilities, the Compensation Committee (1) establishes our general compensation philosophy and, in consultation with management, oversees the development and implementation of compensation programs; (2) reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and the other executive officers of the Company who are required to file reports under Section 16(a) of the Securities Exchange Act of 1934, evaluates such executive officers’ performance in light of those goals and objectives and determines and approves their compensation levels based upon those evaluations; and (3) oversees the activities of the committee or committees administering our retirement plans. The Compensation Committee also administers our stockholder approved compensation plans. For more information about the Compensation Committee, please see “Board of Directors and Committees—Committees—Compensation Committee.”

ROLE OF COMPENSATION CONSULTANT

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

As part of its ongoing engagement, the Compensation Committee’s compensation consultant, Pay Governance, conducted a review of executive compensation to assist the Compensation Committee in determining compensation programs and decisions for 2015. The Compensation Committee has retained Pay Governance to assist in designing and establishing the Company’s executive compensation programs for 2016.

ROLE OF EXECUTIVES IN COMPENSATION DECISIONS

The Compensation Committee reviews the performance and compensation of the Chief Executive Officer and the Chairman and, following discussions with its compensation consultant, establishes each of their compensation. The management of the Company provides to the Compensation Committee, either directly or through the compensation consultant, management’s recommendations on the compensation, including annual cash incentive compensation, for executive officers other than the Chief Executive Officer and the Chairman. The Chief Executive Officer and

the Chief Financial Officer assist the Compensation Committee and its compensation consultant in determining the Company’s core peer group and the peer group comparisons, as described below. Other members of management provide support to the Compensation Committee as needed. Based upon a review of performance and historical compensation, recommendations and information from members of management, and discussions with its compensation consultant, the Compensation Committee determines and approves compensation for the executive officers.

COMPENSATION PRACTICES AND POLICIES

EMPLOYMENT AGREEMENTS

We have written employment agreements with certain named executive officers. In February 2015, we entered into a letter agreement with Mr. Sweeney that amended his prior employment agreement to reflect his change in title, effective March 1, 2015, from President to President and Chief Financial Officer and amended his duties to reflect his additional responsibilities, but otherwise did not change the terms of his agreement. In February 2015, we entered into a letter agreement with Mr. Gregg G. Seibert that amended and restated his prior employment agreement to reflect his change in title, effective March 1, 2015, from Vice Chairman and Chief Financial Officer to Vice Chairman, and to modify his compensation and certain other terms of his agreement. Mr. Seibert also entered into agreements in February 2015 with each of MSG and AMC pursuant to which he became Vice Chairman of each company. For a description of the terms and provisions of the employment agreements with our named executive officers, see “Executive Compensation Tables—Employment Agreements.”

PERFORMANCE OBJECTIVES

As described below under “—Elements of In-Service Compensation” the Company grants performance-based incentives as important elements of executive compensation.

Generally, the performance metrics for the incentives have been based on net revenues and on adjusted operating cash flow (“AOCF”) a non-GAAP financial, measure, defined as operating income (loss) before depreciation and amortization (including impairments), excluding stock based compensation expense or benefit and restructuring expense or credits. The Company considers these performance measures to be key measures of the Company’s operating performance and aligned with the Company’s strategy. At the time of the grant of an award, the performance measures used may contemplate certain potential future adjustments and exclusions.

TALLY SHEETS

The Compensation Committee has reviewed tally sheets setting forth all components of compensation payable, and the benefits accruing, to the named executive officers for the completed fiscal year, including all cash compensation, perquisites and the current value of outstanding equity-based awards. The tally sheets also set forth potential payouts to the named executive officers upon various types of termination. The Compensation Committee considers the information presented in tally sheets in determining future compensation.

BENCHMARKING

The Compensation Committee reviewed and compared compensation from a core peer group of companies in the same general industry or industries as the Company as well as companies of similar size and business mix to evaluate the competitiveness and appropriateness of our compensation program. The Compensation Committee, with the assistance of Pay Governance, its compensation consultant, selected the companies that would comprise the core peer group in 2015:

•	CBS Corporation,

•	Century Link, Inc.,

•	Charter Communications, Inc.,

•	Comcast Corporation,

•	DIRECTV,

•	DISH Network Corporation,

•	Frontier Communications Corporation,

•	Level 3 Communications, Inc.,

•	Liberty Media Corporation,

•	Time Warner Cable, Inc.,

•	Viacom Inc., and

•	Windstream Holdings, Inc.

Because we also compete for executives with more diversified companies, the Compensation Committee also considered a supplemental reference group that included AT&T Inc., Verizon Communications Inc., Time Warner Inc., The Walt Disney Company, Sprint Corporation and Twenty-First Century Fox, Inc.

The Compensation Committee determined that the core peer group represented an appropriate benchmark for the competitive market for our senior executive talent in 2015, based on our business operations and competitive labor markets, and the supplemental reference group provided an additional relevant point of reference. The core peer group is a broader group of companies than the companies included in the peer group for the stock performance graph contained in our Annual Report on Form 10-K.

Pay Governance presented to the Compensation Committee a comparison of base salary, target bonus, total cash compensation (defined as base salary plus target bonus), long-term incentives and total direct compensation (defined as total cash compensation plus the annualized value of long-term incentives) with the median, 75th percentile and 90th percentile of the core peer group and also compared compensation levels with the supplemental reference group. As part of the total direct compensation review, Pay Governance assisted the Compensation Committee in (1) determining the peer group to be used for competitive comparisons, (2) assessing executive compensation in comparison with the peer group and in light of the Company’s performance, and (3) reviewing the Company’s equity and cash-based executive incentive programs, taking into account evolving market trends.

In this analysis, it was noted that, as in prior years, there was limited market information regarding the role and compensation of chairmen who are executive officers but not chief executive officers. The Compensation Committee considered that the Company’s founder and Chairman, Mr. Charles Dolan, continues to play a unique and important role in setting the strategic direction of the Company, in addition to his role on the Board. The Compensation Committee determined to exclude Mr. Charles F. Dolan from these comparisons with officers of the members of the core peer group. The Compensation Committee concluded that as a result of Mr. Dolan’s important role in setting the strategic direction of the Company, an appropriate general guideline for Mr. Dolan’s target total direct compensation for 2015 was slightly below the target total direct compensation of the Chief Executive Officer of the Company.

The Compensation Committee also received information from its compensation consultant concerning comparisons of compensation levels for the other named executive officers to comparable positions among the peer companies. Compensation of the Company’s Chief Executive Officer, Mr. James L. Dolan, was compared to chief executive officers at the peer group companies. Compensation of Mr. Brian G. Sweeney, President and Chief Financial Officer of the Company, was compared to chief financial officers at the peer group companies. Compensation of Ms. Kristin A. Dolan, Chief Operating Officer of the Company, was compared to chief operating officers at the peer group companies. Compensation of Mr. David G. Ellen, Executive Vice President and General Counsel of the Company, was compared to general counsel of the peer group companies. The consultant did not perform a comparison for Mr. Seibert as he was not a named executive officer as of the time the comparison was performed.

The Compensation Committee also took into account the responsibilities of Mr. Charles F. Dolan with AMC following the AMC Distribution and Mr. James L. Dolan with MSG following the MSG Distribution. See “Related Party Policy and Certain Transactions” below for additional information regarding the AMC Distribution and MSG Distribution.

Based on the total compensation review, the Compensation Committee set a general guideline for target total direct compensation based on a combination of internal and market considerations. Internal factors include experience, skills, position, level of responsibility, historic and current compensation levels, internal relationship of compensation levels between executives, as well as attraction and retention of executive talent. Market considerations include referencing market pay levels and pay practices among a peer group of companies with a reference to the third quartile of the core peer group. The Compensation Committee’s decisions are based upon a combination of these considerations and may exceed or fall below the third quartile of the core peer group. The Compensation Committee believed that this range was appropriate in light of the dynamics, diversity, complexities and competitive nature of the Company’s businesses as well as the

Company’s performance. The Compensation Committee believed that the guideline for target total direct compensation provided a useful point of reference, along with the other factors described above, in administering the Company’s executive compensation program.

SAY ON PAY

In accordance with the advisory vote on the frequency of the stockholder advisory vote on executive compensation submitted to stockholders at the Company’s 2011 annual meeting, the Company has held a stockholder advisory vote on executive compensation every three years. The most recent executive compensation advisory vote was held at the Company’s 2014 annual meeting of stockholders, at which more than 90% of the votes of holders of Class A common stock and Class B common stock, voting together as a single class, approved the advisory vote on the compensation of executive officers. More than a majority of the votes of holders of Class A common stock were cast to approve the advisory vote on the compensation of executive officers. The Compensation Committee considered the affirmative outcome of this vote for compensation and has continued to apply the same principles when making compensation decisions for our named executive officers.

ELEMENTS OF IN-SERVICE COMPENSATION

Our executive compensation program consists of three principal elements, each of which is important to the Company’s desire to attract, retain, motivate and reward highly-qualified executives. The three principal compensation elements are base salary, annual cash incentives and long-term incentives (including equity grants and cash performance grants). In addition, each executive officer is also eligible to receive certain benefits, which are generally provided to all other eligible employees, and certain perquisites described below.

A significant percentage of total direct compensation is allocated to incentive compensation in accordance with the Compensation Committee’s philosophy as described above. The Compensation Committee reviews historical Company compensation and other information provided by its compensation consultant and other factors such as experience, performance and length of service to determine the appropriate level and mix of compensation for executive officers, by position and grade level.

BASE SALARIES

The Compensation Committee is responsible for setting the base salaries of the named executive officers. Base salaries for these executives have been set at levels that are intended to reflect the competitive marketplace in attracting and retaining quality executives. The employment agreements of each of the named executive officers who have employment agreements contains a minimum base salary level. For information regarding these minimum base salary levels, please see “—Employment Agreements” below.

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

The Compensation Committee in 2015 reviewed the base salaries of the named executive officers based on evaluation of performance, experience and the competitive marketplace. The Compensation Committee kept named executive officers’ salaries constant except that, in connection with his change in title from Vice Chairman and Chief Financial Officer to Vice Chairman in February 2015, Mr. Gregg G. Seibert’s base salary was reduced from $1,875,000 to $625,000.The base salaries for the named executive officers in 2015 are set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

ANNUAL INCENTIVES

Under our executive compensation program, the Compensation Committee grants annual incentive awards, or bonuses, to executive officers and other members of management. For the named executive officers and other individuals that the Compensation Committee determines may be covered by Section 162(m) of the Internal Revenue Code, as amended, 2015 bonuses were granted under the 2011 Cash Incentive Plan (“CIP”), a stockholder approved plan. For all other members of management, bonuses were granted under a management performance incentive program (“MPIP”) administered by the Compensation Committee.

The Compensation Committee designs annual incentive awards to directly link executive compensation to the Company’s performance and provide incentives and rewards for excellent business performance during the year. Each bonus-eligible employee is assigned a target bonus presented as a percentage of that employee’s annual base salary. The target bonuses are determined based upon the applicable employee’s position, grade level, responsibilities, and historical and expected future contributions to the Company. In addition, the employment agreement of each named executive officer who has an employment agreement, other than Mr. Charles F. Dolan, contains a minimum target bonus level. For information regarding these minimum target bonus levels, please see “—Employment Agreements” below.

The Compensation Committee reviews the target bonus levels of the named executive officers at least annually. The Compensation Committee evaluates each executive’s performance, experience and grade level and may adjust executive target bonus levels accordingly. Based on their performance and in accordance with the terms of the employment agreements, the Compensation Committee, in its discretion, has increased target bonus levels for the named executive officers over time. Target bonuses, presented as a percentage of base salary for 2015, were as follows: Mr. Charles F. Dolan – 175%; Mr. James L. Dolan – 200%; Mr. Seibert – 200%; Mr. Sweeney – 200%; Ms. Dolan – 200% and Mr. Ellen – 150%.

The payment of annual incentive awards depends on the extent to which the Company achieves performance objectives established by the Compensation Committee. In general, under the CIP, if the applicable performance metric is met, each named executive officer would be eligible to receive payment of an annual incentive award equal to the lesser of $10 million and two times his target bonus, subject to the Compensation Committee’s discretion to reduce the award. Under the CIP, regardless of whether the Company achieves, exceeds or fails to achieve its target metrics, the Compensation Committee has the discretion only to decrease bonuses if the Company wishes to preserve the Section 162(m) deduction.

For 2015, the performance target for the named executive officers was at least 90% of the Company’s 2015 budgeted net revenue, exclusive of certain corporate expenses, and subject to certain adjustments to reflect changes in the Company’s business and other factors during 2015, including to account for acquisitions of or investments in new businesses, dispositions or discontinuation of businesses and changes in the application of GAAP (“Adjusted Net Revenue”), of $6.616 billion. As the Company’s actual Adjusted Net Revenue for 2015 was $6.650 billion, the performance target was met. The Compensation Committee elected to exercise its negative discretion under the CIP and to reduce the incentive award payments to the levels that the named executive officers would have received if they had been participants in the MPIP.

The Compensation Committee established MPIP performance metrics that varied depending upon the eligible employee’s specific business unit. These performance objectives related to items such as net revenues, AOCF, subscribers, advertising revenue, capital expenditures and other division-specific strategic and operating metrics. For executive officers and other individuals who hold corporate positions at the Company, the MPIP metrics were predominantly based on a weighted average of the comparisons of all of the business units’ performances against their respective performance objectives. In determining to reduce the CIP payouts to MPIP levels for the bonuses payable to the named executive officers, the Compensation Committee used this weighted average. Bonuses awarded under the MPIP may also be adjusted for recipients’ individual performances. To the extent the Company exceeds the MPIP performance metrics, employees may receive payments greater than their target bonuses.

As part of the process for determining executive compensation in 2015, the Compensation Committee reviewed the payouts that the named executive officers were expected to receive in 2015 for long-term performance awards granted in prior years, as well as each executive officer’s performance, experience and grade level.

In connection with signing the Altice Merger Agreement, the Company agreed to pay Mr. Seibert a $10 million transaction bonus upon the consummation of the Merger.

LONG-TERM INCENTIVES

The Compensation Committee designs our executive compensation program to achieve the objectives described above under “Executive Compensation Program Objectives and Philosophy”. Except as noted below, our core long-term incentive program in 2015 for all executives consisted of two elements: restricted stock and performance restricted stock unit awards.

These long-term incentives were awarded to members of management based on each individual’s grade level. Except for Mr. James L. Dolan, the awards provided approximately 50% of the value of each executive’s long-term incentive awards in restricted stock and approximately 50% of the value as performance restricted stock unit awards. Pursuant to his employment agreement, Mr. James L. Dolan’s long-term incentive award in 2015 consisted of an award of 2,000,000 stock options, which is the maximum annual amount of shares that may be awarded to any individual pursuant to the Amended and Restated 2006 Employee Stock Plan and a cash performance award, as described in more detail below under “Employment Agreements.”

We believe restricted stock and performance restricted stock units (and stock options, in the case of Mr. James L. Dolan) provide the named executive officers with an incentive to improve the Company’s stock price performance and a direct alignment with stockholders’ interests, as well as a continuing stake in the long-term success of the Company. The cash performance awards also have historically provided strong incentives for the executives to help the Company achieve specific long-term financial objectives.

Prior to 2015, our core long-term incentive program for executives other than Mr. James L. Dolan consisted of restricted stock and cash performance awards. The Compensation Committee determined to change the core long-term incentive program in 2015 by replacing cash performance awards with performance restricted stock units for all executives other than Mr. James L. Dolan. This change was made to further align management’s incentives with the interests of its stockholders and to be responsive to stockholder sentiments regarding cash-based long-term awards.

Because our long-term incentive awards vest over time, we believe these awards provide strong incentives for the executives to remain with the Company.

Grants of long-term incentives have been made under our Amended and Restated 2006 Employee Stock Plan, which was originally approved by stockholders at our annual meeting in May 2006 and was amended and restated and approved by our stockholders in May 2009 and May 2014. Future equity incentive awards, if any, will be granted under the 2015 Employee Stock Plan approved by our stockholders in May 2015, and no future grants will be made under the Amended and Restated 2006 Employee Stock Plan. Cash awards have been made under our 2011 CIP which was approved by stockholders in May 2011 and will be used for any future cash performance awards, if any.

Due to the restrictions in the Altice Merger Agreement, the Company has not granted any new long-term incentive awards to executive officers in 2016.

RESTRICTED STOCK

Under our executive compensation program, annual grants of restricted stock have historically been made to executive officers and other members of management. An award of restricted stock provides the recipient with a specified number of shares of Class A common stock as long as the recipient remains employed by the Company through the date that the restrictions lapse. Restricted stock awards granted prior to 2015 will vest in their entirety on the third anniversary of the month of grant (i.e., three-year cliff vesting) as long as the recipient is continuously employed until such date. The restricted stock awards granted in March 2015 vest ratably over a three-year period (i.e., one-third of the grant vests on each of the first, second and third anniversaries of the grant date), as long as the recipient is continuously employed until the applicable vesting date. Information regarding restricted stock awards for the named executive officers in 2015 is set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table under “Executive Compensation Tables” below. More information regarding restricted stock grants made prior to 2015 to the named executive officers appears in the Outstanding Equity Awards at Fiscal Year-End Table under “Executive Compensation Tables” below. Vesting of restricted stock awards granted in March 2015 to

Messrs. Charles F. Dolan, Brian G. Sweeney, David G. Ellen and Ms. Kristin A. Dolan was also subject to the Company achieving a performance condition designed to achieve tax deductibility under Section 162(m) of the Internal Revenue Code. The March 2015 restricted stock award granted to Mr. Gregg G. Seibert did not have a performance condition as he was not a named executive officer at the time of grant. The performance condition required the Company to achieve net revenue, calculated subject to certain adjustments to reflect changes in the Company’s business and other factors over the applicable measurement period, including to account for acquisitions of or investments in new businesses, dispositions or discontinuations of businesses and changes in the application of GAAP (“Adjusted Net Revenue”) in any of fiscal years 2015, 2016 or 2017 equal to at least 90% of budgeted Adjusted Net Revenue in fiscal years 2015, 2016 or 2017, respectively.

Pursuant to the terms of the award agreements and the Altice Merger Agreement, upon the consummation of the Merger, all outstanding restricted stock awards will vest in full, and any performance conditions with respect thereto shall be deemed achieved.

PERFORMANCE AWARDS

The current executive compensation program contemplates annual grants of three-year performance awards to executive officers and other members of management to be earned on the basis of long-term performance relative to pre-established financial goals.

With respect to grants prior to 2015, and for Mr. James L. Dolan, in 2015, each recipient was eligible to receive a specified dollar amount, depending on the employee’s grade level, to the extent that the performance objectives are achieved. Under the performance awards made in 2015 (other than the cash performance grant made to Mr. James Dolan described above), each recipient received restricted stock units having a value equal to a specified dollar amount, depending on the employee’s grade level, to the extent that the performance objectives are achieved. The performance restricted stock unit awards granted in 2015 and the cash performance award granted to Mr. Dolan in 2015 each have the same performance metrics. The awards will be payable in 2018 if the Company achieves specified targets on two key financial metrics:

•	Cumulative net revenue in fiscal years 2015, 2016 and 2017

•	Cumulative annual operating cash flow (“AOCF”) in fiscal years 2015, 2016, and 2017

In determining achievement of the 2015 performance awards, net revenues are weighted at 30% and AOCF at 70%. The target levels of net revenues and AOCF were derived from the Company’s long-term plan for its operating business units. These targets were intended to measure ongoing operating performance of the Company and are subject to various adjustments such as for acquisitions and dispositions and investments in new business initiatives and exclude all charges for long-term performance based compensation.

The awards provide for a potential payout on a sliding scale such that the actual payment may range from zero (if cumulative business unit net revenues and AOCF fail to reach at least 92.8% and 90.8%, respectively, of the targets) to 150% (if, for example, cumulative business unit net revenues and AOCF equal or exceed 102.5% or 103.2%, respectively, of the targets). If the Company does not achieve threshold levels of performance, the award does not provide for any payment. If the Company exceeds threshold levels but does not achieve the targeted rates, or if the Company achieves one target but not both, the award provides for partial payments.

Because the targets for all performance awards have been derived from the Company’s confidential long-term strategic plans, which are not disclosed publicly for competitive reasons, we do not believe it is appropriate to disclose specific future numerical targets. Disclosure of these targets could provide information that could lead to competitive harm. We believe that our long-term plans, and consequently the targets set for the performance awards, are ambitious. In determining the threshold levels of performance, the Compensation Committee considered, among other factors, the Company’s long-term plan and the degree of difficulty in achieving the targets, including a comparison of the long-term plan with analysts’ published projections of our growth as well as of some of our competitors. The 2015 performance award included a sliding scale of payouts based upon the levels of cumulative net revenues and AOCF.

Based on the experience and grade level of the named executive officers, in 2015, the Compensation Committee granted Messrs.

Charles F. Dolan, Gregg G. Seibert, Brian G. Sweeney, David G. Ellen and Ms. Kristin A. Dolan performance awards with targeted amounts of $3,725,000, $1,000,000, $1,500,000, $1,500,000 and $1,500,000, respectively. Based on his experience and grade level, and on the terms of his employment agreement, the Compensation Committee granted Mr. James L. Dolan a performance award with a targeted amount of $1,109,303. Performance awards for the named executive officers granted in 2015 are set forth in the Grants of Plan-Based Awards Table under “Executive Compensation Tables” below.

In accordance with the terms of the award agreements and the Merger Agreement, upon the consummation of the Merger, all outstanding performance awards shall become immediately vested at the target amounts, except that, pursuant to the Merger Agreement, the 2014 cash performance awards shall be paid out based on the greater of target or actual performance as of June 30, 2015, which is 136.2% of the target level.

Payouts under the 2013 awards were based on cumulative net revenues and AOCF for fiscal years 2014 and 2015, in each case calculated exclusive of certain corporate expenses and subject to certain adjustments to reflect changes in the Company’s business and other factors over the course of the award measurement period, including to account for acquisitions of or investments in new businesses, dispositions or discontinuations of businesses and changes in the application of GAAP. We refer to cumulative 2014-2015 net revenue and AOCF, as so adjusted for purposes of the 2013 performance award, as “Cumulative 2014-2015 Award-Adjusted Net Revenue” and “Cumulative 2014-2015 Award-Adjusted AOCF”. The target Cumulative 2014-2015 Award-Adjusted Net Revenue was $13.06 billion and the target Cumulative 2014-2015 Award-Adjusted AOCF was $3.743 billion. Actual Cumulative 2014-2015 Award-Adjusted Net Revenue was $13.03 billion and Actual Cumulative 2014-2015 Award-Adjusted AOCF was $3.95 billion, which resulted in an award payout of 125.4% of the target amount.

STOCK OPTIONS

In each of 2014 and 2015, Mr. James L. Dolan was granted 2,000,000 stock options in accordance with the terms of the 2013 letter agreement amending his employment agreement. The options granted to Mr. Dolan were granted with an exercise price equal to the closing price of the Class A common stock on the date of grant. Except as noted below with respect to the Merger, Mr. Dolan will only realize value if, and to the extent that the price of Class A common stock on the date the stock option is exercised exceeds the exercise price (as adjusted in accordance with its terms). The stock options granted to Mr. Dolan in 2014 vest on the third anniversary of the grant date and expire ten years from the grant date. The stock options granted to Mr. Dolan in 2015 vest ratably over a three-year period and expire ten years from the date of grant. Pursuant to the terms of the award agreements and the Altice Merger Agreement, upon the consummation of the Merger, all outstanding stock options shall be cancelled and entitle the holder to receive a payment in cash equal to the difference between the exercise price of the option and the per share Merger consideration.

In compliance with NYSE regulations, options granted by the Company may not be repriced without stockholder consent.

BENEFITS

Benefits offered to executive officers generally provide for retirement income and serve as a safety net against hardships that can arise from illness, disability or death. The executive officers are eligible to participate in the same health and welfare benefit plans made available to the other benefits-eligible employees of the Company, including, for example, medical, dental, vision, life insurance and disability coverage. In addition to the standard life insurance available to all employees (based on a multiple of base salary, up to a $4,000,000 cap on the total amount of life insurance), the Company purchased whole life insurance policies for certain current and former senior executives of the Company, including Messrs. Charles F. Dolan and James L. Dolan. The policies originally provided coverage (before the application of any dividends to purchase increased insurance) in the amount of the greater of three times the individual’s annual base salary as in effect in 1996 or the death benefit provided under previous policies. As of each respective policy’s 2015 anniversary date, the policies provided estimated death benefits for these executives in the following amounts: Charles F. Dolan – $3,584,156 and James L. Dolan – $1,865,398. Based on current projections, the Company believes the policies are fully funded and the Company does not anticipate the need to make any additional premium payments. The expected death benefits are expected to grow over time to the extent that the dividends payable on the policy values exceed the premiums required to fund the death benefit. Information regarding premiums paid by the Company with respect to each of the executive officers is set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

DEFINED BENEFIT PLANS

The Company maintains the Cablevision Cash Balance Pension Plan, a tax-qualified defined benefit plan, for participating employees, including executive officers. Under the Company’s Excess Cash Balance Plan, a non-qualified deferred compensation plan, the Company provides additional benefits to employees who are restricted by the applicable Internal Revenue Service (“IRS”) annual compensation limitation. Effective December 31, 2013, the Cash Balance Pension Plan and Excess Cash Balance Plan were amended to freeze participation and future benefit accruals under those plans for all Company employees except those covered by a collective bargaining relationship in Brooklyn. Therefore, no future pay credits were made under these plans after 2013 except for employees covered by such collective bargaining relationship. For employees covered by a collective bargaining agreement, pay credits ceased on April 15, 2015. Monthly interest credits continue to be made to participant accounts until distribution of the accounts following termination of employment. The Company’s Nonqualified Supplemental Benefit Plan provides actuarially determined pension benefits for certain employees of the Company or its subsidiaries and affiliates who were previously employed by CSSC, L.L.C., which is wholly owned by Charles F. Dolan and his spouse. There are only two remaining active employees of the Company who accrue benefits under this plan, only one of whom is a named executive officer, Charles F. Dolan.

More information regarding the Cash Balance Pension Plan, the Excess Cash Balance Plan and the Nonqualified Supplemental Benefit Plan is provided with the Pension Benefits Table under “Executive Compensation Tables” below.

DEFINED CONTRIBUTION PLANS

Under the Cablevision 401(k) Savings Plan (the “401(k) Plan”), a tax-qualified retirement savings plan, participating employees, including executive officers, may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. Historically, the Company has matched 50% of the first 6% of eligible pay contributed by participating employees. The Company matching contributions are subject to vesting limitations for the first three years of employment.

In addition, the Company offers an Excess Savings Plan, a non-qualified deferred compensation plan, to employees who are restricted by the applicable IRS annual compensation limitation and/or the pre-tax income deferral limitation. More information regarding the Excess Savings Plan is provided with the Nonqualified Deferred Compensation Table under “Executive Compensation Tables” below.

Effective January 1, 2014, the Company amended the 401(k) Plan to provide for a matching contribution of 100% of the first 4% of eligible pay contributed by participating employees, and for an additional discretionary year-end contribution by the Company based upon a percentage of eligible compensation. Any discretionary year-end contribution, if approved by the Company, will be provided to all eligible participants who are active on the last day of the plan year and who complete 1,000 hours of service in such plan year. In 2016, the Company made a discretionary year-end contribution of 2.5% of eligible pay with respect to the 2015 plan year.

The Company’s Nonqualified Supplemental Benefit Plan also includes a defined contribution component. The Company provides allocations to the participant’s notional accounts. There are only two remaining active employees of the Company who accrue benefits under this plan, only one of whom is a named executive officer, Charles F. Dolan.

Matching contributions made by the Company under the 401(k) Plan (including discretionary contributions, if applicable) and the Excess Savings Plan and allocations under the defined contribution portion of the Nonqualified Supplemental Benefit Plan on behalf of the named executive officers are set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

PERQUISITES

The Company provides certain perquisites to executive officers as described below. The aggregate value of perquisites received by each of the named executive officers is set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

TELECOMMUNICATIONS SERVICES

The Company’s perquisites include access to telecommunications services (cable television, high-speed data and voice) at no monthly cost to employees, including executive officers, living in the Company’s service area. Certain employees living outside the service area are eligible for reimbursement of certain costs in purchasing similar services. The services provided vary depending on the grade level of the employee.

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

CAR AND DRIVER

In connection with our executive security program, Messrs. Charles Dolan and James L. Dolan each has a Company car and driver assigned to them on a full-time basis, which they are permitted to use for their personal use in addition to business purposes. In addition, certain executive officers and members of management have used Company provided car service on a limited basis for personal use.

To the extent employees use Company-provided car service for personal use, those employees are imputed compensation for tax purposes. For compensation reporting purposes, the benefit attributable to the personal use of Company cars is valued at a portion of the cost of the driver plus car lease, maintenance, fuel and other related costs, based on an estimated percentage of use.

AIRCRAFT

The Company owns and operates two passenger helicopters and leases and operates a jet to facilitate business travel of senior executives. As described under “Related Party Policy and Certain Transactions—Certain Other Transactions,” the Company also has four separate dry lease agreements with entities controlled by Charles F. Dolan or other members of the Dolan family pursuant to which the Company has the right to use fixed-wing or rotary aircraft operated by such entities.

Generally, Messrs. Charles F. Dolan, James L. Dolan, Brian G. Sweeney and Ms. Kristin A. Dolan are permitted to use the helicopters and the Company jet or, in certain limited circumstances with the approval of the Company, aircraft chartered by the Company, for personal travel. Mr. Gregg G. Seibert and Mr. David G. Ellen are permitted to use the Company jet or, in certain limited circumstances with the approval of the Company, other aircraft owned by entities controlled by Charles F. Dolan or other members of the Dolan family which the Company has the right to use or other aircraft chartered by the Company. Mr. Seibert, Mr. Sweeney and Ms. Dolan’s use for personal travel is limited to a maximum of 40 hours per year and Mr. Ellen’s use for personal travel is limited to a maximum of 30 hours per year. In addition, certain other executive officers and other members of management are permitted to use the helicopters and the jet for personal travel upon the approval of the Chief Executive Officer. Personal use of the helicopters has primarily been for purposes of commutation.

To the extent any employee uses any of the aircraft for personal travel without reimbursement, they are imputed compensation for tax purposes based on the Standard Industry Fare Level rates that are published biannually by the IRS. For compensation reporting purposes, we valued the incremental cost of the personal use of the aircraft based on the variable costs incurred by the Company. The incremental cost of the use of the aircraft does not include any costs that would have been incurred by the Company whether or not the personal trip was taken, such as lease and insurance payments, pilot salaries, ordinary course maintenance and other overhead costs.

In connection with any personal travel on the Company jet, or aircraft chartered by the Company, Charles F. Dolan, James L. Dolan, Brian G. Sweeney and Ms. Kristin A. Dolan reimburse the Company for the actual expenses of each specific flight at a rate no greater than the maximum amount the Company may legally charge under Part 91 of the Federal Aviation Regulations.

In connection with any personal travel on the Company jet (or on aircraft operated by entities controlled by Charles F. Dolan or other members of the Dolan family or aircraft chartered by the Company), Mr. Gregg G. Seibert and Mr. David G. Ellen reimburse the Company for the actual expenses of each specific flight at a rate no greater than the maximum amount the Company may legally charge under Part 91 of the Federal Aviation Regulations.

OTHER

Certain of the named executive officers have, from time to time, used the Company’s travel department to make their personal travel arrangements. For compensation reporting purposes, we valued the incremental cost of personal use of the travel department as a portion of the cost of the travel department employees and related overhead, based on the time spent making the arrangements.

POST-TERMINATION COMPENSATION

Our executives have helped build the Company into the successful enterprise that it is today and we believe that post-termination benefits are integral to the Company’s ability to attract and retain qualified executives.

Under certain circumstances, payments or other benefits may be provided to employees upon the termination of their employment with the Company. The amount and type of any payment or benefit will depend upon the circumstances of the termination of employment. These may include termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction. The definitions of “cause” and “good reason” may vary among the different employment agreements with the named executive officers and the award agreements.

The award agreements regarding the various long-term incentives also address employment termination events, including the circumstances upon which vesting, payment and/ or forfeiture of all or a portion of the long-term incentives may be accelerated. If an executive’s employment agreement refers to the treatment of any award upon a triggering event, the particular award agreement will not supersede the terms of the employment agreement unless otherwise provided in the employment agreement or the award agreement.

Mr. Charles F. Dolan’s employment agreement addresses post-termination benefits only in the event of death or disability. In the employment agreements for Messrs. James L. Dolan, Seibert, Sweeney, Ellen and Ms. Dolan, severance benefits include, in addition to certain cash payments, the acceleration of certain long-term incentives under various circumstances. For Mr. Charles F. Dolan, the treatment of his long-term incentives in the event of termination is governed solely by the specific provisions of his award agreements.

The Cablevision Severance Pay Plan provides for the discretionary payment of severance benefits under certain circumstances. Under the severance plan, the Company has discretion to determine (1) under what conditions severance benefits will be made available to any employee, (2) the type and amount of severance benefits to be paid or provided and for what period of time, (3) the manner and form in which severance benefits will be paid or provided to any employee, and (4) any other terms and conditions for receiving severance benefits. All severance benefits payable under this severance plan would be conditioned on the employee executing a severance agreement with the Company, including any terms and conditions that the Company may require.

For a description and quantification of the severance and other benefits payable to each of the named executive officers under the different circumstances of termination, please see “Termination and Severance” under “Executive Compensation Tables” below.

TAX DEDUCTIBILITY OF COMPENSATION

Section 162(m) of the Internal Revenue Code, as amended, establishes a $1 million limit on the amount that a publicly held corporation may deduct for compensation paid to the chief executive officer and the next three most highly paid named executive officers (other than the chief financial officer) in a taxable year. This limitation does not apply to any compensation that is “qualified performance-based compensation” under Section 162(m), which is defined as compensation paid in connection with certain stock options or that is paid only if the individual’s performance meets pre-established objective goals based on performance criteria established under a plan approved by stockholders. Our short-term and long-term incentive compensation plans are generally designed to qualify for this exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives.

From time to time, to the extent it deems appropriate, the Compensation Committee may make awards (or modifications to awards) that would not qualify for an exemption from Section 162 (m). For example, we expect that, for 2015, the amount of base salary in excess of $1 million for the Chief Executive Officer and the next three most highly paid named executive officers covered by Section 162(m), plus any other annual compensation paid or imputed to the Chief Executive Officer and the next three most highly paid named executive officers covered by Section 162(m) that causes their respective non-performance-based compensation to exceed the $1 million limit, will not be deductible by the Company for income tax purposes.

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

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, we have approved the inclusion of this Compensation Discussion and

Analysis in this Amendment to Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.

Members of the Compensation Committee
Vincent Tese (Chairman)	Joseph J. Lhota	Thomas V. Reifenheiser

EXECUTIVE COMPENSATION TABLES

The tables below reflect the compensation of the Company’s named executive officers. See “Compensation Discussion and

Analysis” beginning on page 18 for an explanation of our compensation philosophy and program.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the years ending December 31, 2013, 2014 and 2015 (other than for Mr. Sweeney and Ms. Dolan for whom information is provided for the year ending December 31, 2014 and 2015, and for Mr. Ellen for whom information is provided for the year ending December 31, 2015).

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Charles F. Dolan	2015	1,664,000	7,451,280	0	8,817,838	(205,247)	605,079	18,332,950
Chairman	2014	1,664,000	3,977,820	0	9,010,575	429,862	264,840	15,347,097
	2013	1,664,000	3,535,542	0	3,771,040	464,977	314,626	9,750,185
James L. Dolan	2015	2,000,000	0	10,890,697	10,819,844	34,728	829,184	24,574,453
Chief Executive Officer	2014	2,000,000	0	10,540,000	10,502,793	101,351	558,259	23,702,403
	2013	2,000,000	0	7,914,000	5,152,606	212,102	708,831	15,987,539
Brian G. Sweeney	2015	1,500,000	3,002,520	0	4,899,000	(8,584)	205,729	9,598,665
President and Chief Financial Officer	2014	1,300,000	1,552,732	0	3,983,289	31,778	141,790	7,009,589
Kristin A. Dolan	2015	1,500,000	3,002,520	0	4,899,000	(6,522)	260,325	9,655,323
Chief Operating Officer	2014	1,346,154	1,552,732	0	4,286,510	17,430	188,879	7,391,705
David Ellen	2015	1,200,000	3,002,520	0	4,444,200	(6,225)	331,471	8,971,966
Executive Vice President, General Counsel and Secretary
Gregg G. Seibert*	2015	625,000	2,000,370	0	6,158,154	8,477	703,351	9,495,352
Vice Chairman	2014	1,875,000	3,203,424	0	8,564,711	24,735	365,070	14,032,940
	2013	1,875,000	2,847,726	0	4,815,158	136,427	326,494	10,000,805

*	Mr. Gregg. G. Seibert was the Company’s Chief Financial Officer and a named executive officer until February 28, 2015.
1.	For 2015, salaries paid to the named executive officers accounted for the following percentages of their total compensation: Mr. Charles F. Dolan – 9%; Mr. James L. Dolan 8%; Mr. Brian G. Sweeney – 16%; Ms. Kristin Dolan – 16%; Mr. David Ellen – 13%; and Mr. Gregg Seibert – 7%.

For 2014, salaries paid to the named executive officers accounted for the following percentages of their total compensation: Mr. Charles F. Dolan – 11%; Mr. James L. Dolan 8%; Mr. Gregg G. Seibert – 13%; Mr. Brian G. Sweeney – 19%; and Ms. Kristin A. Dolan – 18%.

For 2013, salaries paid to the named executive officers

accounted for the following percentages of their total compensation: Mr. Charles F. Dolan – 17%; Mr. James L. Dolan – 13%; and Mr. Gregg G. Seibert – 19%.

2.	This column reflects the aggregate grant date fair value of restricted stock awards and performance restricted stock unit awards (without any reduction for risk of forfeiture) granted to the named executive officers in 2013, 2014 and 2015, respectively.
3.	This column reflects the aggregate grant date fair value of stock option awards (without any reduction for risk of forfeiture) granted to the named executive officers. The assumptions used by the Company in calculating these amounts are set forth in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

4.	For 2015, this information reflects annual incentive awards paid in 2016 for performance in 2015, and performance awards granted in 2013 that were earned at the end of 2015, as follows: Mr. Charles F. Dolan, $4,146,688 and $4,671,150, respectively, Mr. James L. Dolan, $5,696,000 and $5,123,844, respectively, Mr. Brian G. Sweeney, $4,272,000 and $627,000, respectively, Ms. Kristin A. Dolan, $4,272,000 and $627,000, respectively, Mr. David G. Ellen, $2,563,200 and $1,881,000, respectively, and Mr. Gregg G. Seibert, $2,396,154 and $3,762,000, respectively.

For 2014, this information reflects annual incentive awards paid in 2015 for performance in 2014, and performance awards granted in 2012 that were earned at the end of 2014, as follows: Mr. Charles F. Dolan, $4,082,400 and $4,928,175, respectively, Mr. James L. Dolan, $5,607,693 and $4,895,100, respectively, Mr. Gregg G. Seibert, $5,257,211 and $3,307,500, respectively, Mr. Brian G. Sweeney, $3,665,769 and $317,520, respectively, and Ms. Kristin A. Dolan, $3,790,385 and $496,125, respectively.

For 2013, this information reflects annual incentive awards paid in 2014 for performance in 2013.

As noted above, there were no payouts in 2013 or 2014 in respect of the three-year cash performance awards granted in 2010 and 2011.

5.	This column represents, for each individual, the sum of the increase in the present value of his or her accumulated Cash Balance Pension Plan account and accumulated Excess Cash Balance Plan account. In addition, for Mr. Charles F. Dolan only, it also includes the decrease in the lump sum value of the defined benefit plan portion of the Company’s Nonqualified Supplemental Benefit Plan. There were no above-market earnings on nonqualified deferred compensation. For more information regarding the named executive officers’ pension benefits, please see the Pension Benefits Table below
6.	The table below shows the components of this column:

Name	Year	Supplemental Benefit Plan(a)	401(k) Plan Match(b)	Excess Savings Plan Match(b)	Dividends(c)	Perquisites(d)	Total
Charles F. Dolan	2015	$52,000	$14,200	$104,200	$412,335	$22,344	$605,079
	2014	$51,000	$6,133	$60,427	$131,010	$16,270	$264,840
	2013	$50,000	$4,600	$45,320	$193,750	$20,956	$314,626
James L. Dolan	2015	—	$11,640	$130,668	$409,530	$277,346	$829,184
	2014	—	$3,680	$76,320	$130,020	$348,239	$558,259
	2013	—	$2,760	$56,923	$181,815	$467,333	$708,831
Brian G. Sweeney	2015	—	$18,200	$82,331	$26,565	$78,633	$205,729
	2014	—	$10,400	$41,600	$10,890	$78,900	$141,790
Kristin A. Dolan	2015	—	$18,086	$84,030	$41,580	$116,629	$260,325
	2014	—	$10,000	$43,846	$7,623	$127,410	$188,879
David G. Ellen	2015	—	$11,640	$73,745	$132,840	$113,246	$331,471
Gregg G. Seibert	2015	—	$17,400	$76,590	$301,860	$307,501	703,351
	2014	—	$9,200	$65,800	$89,760	$200,310	$365,070
	2013	—	$6,900	$48,874	$54,560	$216,160	$326,494

(a)	This column represents the allocation credited to Mr. Charles F. Dolan pursuant to the defined contribution portion of the Company’s Nonqualified Supplemental Benefit Plan.
(b)	These columns represent, for each individual, a matching contribution by the Company on behalf of such individual under the Company’s 401(k) Plan or Excess Savings Plan, as applicable.
(c)	Holders of restricted shares are entitled to receive a cash
amount equal to the dividends when the restricted shares vest. This column represents dividend payments made upon restricted stock vesting in the respective periods.
(d)	This column represents, for each individual, the following aggregate perquisites, as described in the table below. Car and driver amounts for Mr. Charles F. Dolan do not include amounts for car and driver usage by another Dolan family member that were reimbursed by Mr. Dolan. For more information regarding the calculation of these perquisites, please see “Compensation Discussion and Analysis—Elements of In-Service Compensation—Perquisites.”

Name	Year	Car and Driver(I)		Aircraft(II)		Other(III)		Total
Charles F. Dolan	2015		*		*		*	$22,344
	2014		*		*		*	$16,270
	2013		*		*		*	$20,956
James L. Dolan	2015	$118,953		$34,146		$124,247		$277,346
	2014	$68,390			*	$254,964		$348,239
	2013	$72,648		$38,703		$355,982		$467,333
Brian G. Sweeney	2015	$27,123		$8,389		$43,121		$78,633
	2014		*		*	$63,188		$78,900
Kristin A. Dolan	2015	$71,314		$45,315		—		$116,629
	2014	$75,591		$28,382			*	$127,410
David G. Ellen	2015	$41,794		$59,372		$12,080		$113,246
Gregg G. Seibert	2015		*	$275,108		$25,782		$307,501
	2014	$33,483		$150,526			*	$200,310
	2013		*	$193,216			*	$216,160

*	Does not exceed the greater of $25,000 or 10% of the total amount of the perquisites of named executive officer.
(I)	Reflects the cost of providing the executives with a car and driver for personal use determined as a portion of the cost of the driver plus maintenance, fuel and other related costs, based on an estimated percentage of use.
(II)	As discussed under “Compensation Discussion and Analysis – Elements of In-Service Compensation—Perquisites—Aircraft,” the named executive officers reimburse the Company for the actual expenses associated with personal use of the Company’s corporate aircraft. The amounts in the table reflect the incremental cost of personal use of the Company’s helicopters and for personal guests accompanying the executive when the executive is traveling on business. Incremental cost is determined as the variable costs incurred by the Company and does not include any costs that would have been incurred by the Company whether or not the personal trip was taken, such as lease and insurance payments, pilot salaries, ordinary course maintenance and other overhead costs. The agreements providing for reimbursement of costs associated with personal use of the Company’s aircraft are described under “Related Party Policy and Certain Transactions.”
(III)	This column includes the following components: (A) free cable television, high-speed data and voice services, (B) executive home security, (C) use of the Company’s travel department to arrange for personal travel, (D) reimbursement for legal costs incurred related to amendment of the applicable employee’s employment agreement, and (E) use of Company-owned tickets to sporting and entertainment events.

GRANTS OF PLAN-BASED AWARDS

The table below presents information regarding awards granted in 2015 to each named executive officer under the Company’s plans, including estimated possible and future payouts under non-equity incentive plan awards and other restricted stock and stock option awards.

							All Other Stock Awards: Number of	All Other Option Awards:	Exercise or Base Price of	Grant Date Fair Value of Stock and
				Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Shares of Stock or	Securities Underlying	Option Awards	Option Awards
Name	Year	Grant Date		Threshold($)	Target($)	Maximum($)	Units(#)	Options(#)	($/Sh)	($)(1)
Charles F. Dolan	2015	03/03/15	(2)		2,912,000	5,824,000
	2015	03/03/15	(3)				189,600			3,725,640
	2015	03/03/15	(4)				189,600			3,725,640
James L. Dolan	2015	03/03/15	(2)		4,000,000	8,000,000
	2015	03/03/15	(5)	665,582	1,109,303	1,663,954
	2015	03/03/15	(6)					2,000,000	19.17	10,890,697
Brian G. Sweeney	2015	03/03/15	(2)		3,000,000	6,000,000
	2015	03/03/15	(3)				76,400			1,501,260
	2015	03/03/15	(4)				76,400			1,501,260
Kristin A. Dolan	2015	03/03/15	(2)		3,000,000	6,000,000
	2015	03/03/15	(3)				76,400			1,501,260
	2015	03/03/15	(4)				76,400			1,501,260
David G. Ellen	2015	03/03/15	(2)		1,800,000	3,600,000
	2015	03/03/15	(3)				76,400			1,501,260
	2015	03/03/15	(4)				76,400			1,501,260
Gregg G. Seibert	2015	03/03/15	(2)		1,682,692	3,365,384
	2015	03/03/15	(3)				50,900			1,000,185
	2015	03/03/15	(4)				50,900			1,000,185

1.	This column reflects the aggregate grant date fair value calculated by multiplying the closing price of Class A common stock by the number of restricted stock awards granted to each named executive officer in 2015 without any reduction for risk of forfeiture, on the date of grant. For options, it reflects the aggregate grant date fair value, without any reduction for risk of forfeiture, calculated using assumptions set forth in Note 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
2.	This row reflects the possible payouts with respect to grants of annual incentive awards under the Company’s 2011 Cash Incentive Plan for performance in 2015. Each named executive officer is assigned a target bonus percentage and amount; there is no threshold amount for annual incentive awards. Under the terms of the awards, each named executive officer is eligible to receive payment of an annual incentive award equal to the lesser of $10 million or two times his or her bonus target, subject to the Compensation Committee’s discretion to reduce the award. The amounts of annual incentive awards actually paid for performance in 2015 are disclosed in the Non-Equity
Incentive Plan Compensation column of the Summary Compensation Table above. For more information regarding the terms of these annual incentive awards, please see “Compensation Discussion and Analysis—Elements of In-Service Compensation—Annual Incentives.”
3.	This row reflects the number of shares of restricted stock awarded on March 3, 2015. One-third of these grants of restricted stock, which were made under the Company’s 2006 Employee Stock Plan, vested on March 10, 2016 and the remaining shares are scheduled to vest one-third each year on March 10, 2017 and 2018. The awards are subject to performance criteria, except for the awards granted to Mr. Gregg G. Seibert.
4.	This row reflects the number of shares of performance restricted stock units awarded on March 3, 2015. These grants of restricted stock units, which were made under the Company’s 2006 Employee Stock Plan, are scheduled to vest (upon attainment of certain performance criteria) in their entirety on March 10, 2018.
5.	This row reflects what are expected to be the future payouts with respect to performance awards that were granted under the Company’s 2011 Cash Incentive Plan in 2015. Each performance award was granted with a target amount. These performance awards will be payable in the first quarter of 2018 if the Company achieves specified performance targets with respect to the period from January 1, 2015 – December 31, 2017. For more information regarding the terms of these performance awards, please see” Compensation Discussion and Analysis—Elements of In-Service Compensation—Long-Term
Incentives—Performance Awards.”
6.	This row reflects the number of shares underlying options awarded in 2015. This grant of options was made under the Cablevision 2006 Employee Stock Plan and vested one-third on March 10, 2016. The remaining options will vest one-third each year on March 10, 2017, and 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below shows (i) each grant of stock options that is still unexercised and outstanding, (ii) the aggregate number of shares of unvested restricted stock outstanding and (iii) the aggregate number of unvested performance restricted stock units outstanding for each named executive officer, in each case as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Charles F. Dolan	264,000				12.48	(3)	06/05/2016	857,600	(2)	27,357,440
	1,747,600				13.93	(4)	03/06/2022
James L. Dolan	264,000				12.48	(3)	06/05/2016
	1,687,800				13.93	(4)	03/06/2022
		2,000,000	(5)		13.98		03/07/2023
		2,000,000	(5)		17.64		03/03/2024
		2,000,000	(6)		19.17		03/03/2025
Brian G. Sweeney	95,800				13.93	(4)	03/06/2022	276,300	(7)	8,813,970
Kristin A. Dolan	67,800				13.93	(4)	03/06/2022	276,300	(8)	8,813,970
David G. Ellen	448,900				13.93	(4)	03/06/2022	345,500	(9)	11,021,450
Gregg G. Seibert	100,000				16.53	(3)	01/20/2019	487,100	(10)	15,538,490
	100,000				19.85	(3)	01/20/2019
	629,817				13.93	(4)	03/06/2022

1.	Calculated using the closing price of Class A common stock on the New York Stock Exchange on December 31, 2015 of $31.90 per share.
2.	This reflects (i) a grant of 252,900 shares of restricted stock made on March 7, 2013 that vested on March 7, 2016, (ii) a grant of 225,500 shares of restricted stock made on March 3, 2014 that is scheduled to vest on March 3, 2017, (iii) a grant of 189,600 shares of restricted stock made on March 3, 2015, one-third of which vested on March 10, 2016 and the remainder of which is scheduled to vest one-third each year on March 10, 2017 and 2018, and (iv) a grant of 189,600 performance restricted stock units that is scheduled to vest (upon attainment of certain performance criteria) on March 10, 2018.
3.	The prices of unexercised options were adjusted to reflect the impact of both the MSG and AMC Distributions. The MSG Distribution took place in February 2010. The AMC Distribution took place in June 2011. In connection with each Distribution, each outstanding Cablevision stock option became two options, one of which was an option covering a number of shares of Cablevision Class A Common Stock equal to the number covered by the original option, and one of which was an option covering one share of MSG/AMC common stock, respectively, for every four shares covered by the original Cablevision option. The existing exercise price was allocated 82.6% to the Cablevision option and 17.4% to the MSG option, and the existing exercise price was allocated 73.6% to the Cablevision option and 26.4% to the AMC option. In each Distribution, each holder of Cablevision restricted shares received one share of MSG/AMC restricted stock, respectively, for every four Cablevision restricted shares.

As of December 31, 2015, (i) Mr. Charles F. Dolan did not hold any MSG stock options, (ii) Mr. James L. Dolan held 22,000 MSG stock options (all of which were vested), (iii) Mr. Brian G. Sweeney did not hold MSG stock options, (iv) Ms. Kristin A. Dolan did not hold any MSG stock options, (v) Mr. David G. Ellen did not hold MSG stock options, and (vi) Mr. Gregg G. Seibert did not hold any MSG stock options. As of December 31, 2015, (i) Mr. Charles F. Dolan held 66,000 AMC stock options (all of which were vested), (ii) Mr. James L. Dolan held 66,000 AMC stock options (all of which were vested), (iii) Mr. Brian G. Sweeney did not hold AMC stock options, (iv) Ms. Kristin A. Dolan did not hold any AMC stock options, (v) Mr. David G. Ellen did not hold AMC stock options, and (vi) Mr. Gregg G. Seibert did not hold any AMC stock options.

As of December 31, 2015, (i) Mr. Charles F. Dolan did not hold any MSG Networks stock options, (ii) Mr. James L. Dolan held 66,000 MSG Networks stock options (all of which were vested), (iii) Mr. Brian G. Sweeney did not hold any MSG Networks stock options, (iv) Ms. Kristin A. Dolan did not hold any MSG Networks stock options, (v) Mr. David G. Ellen did not hold any MSG Networks stock options, and (vi) Mr. Gregg G. Seibert did not hold any MSG Networks stock options.

4.	These performance-based stock options, which were granted on March 6, 2012, vested 50% on March 6, 2013 and 50% on
March 6, 2014.
5.	These stock options vest in their entirety on the third anniversary of the grant date.
6.	One-third of these stock options vested on March 10, 2016 and the remaining options are scheduled to vest one-third each year on March 10, 2017 and 2018.
7.	This reflects (i) a grant of 34,000 shares of restricted stock made on March 7, 2013 that vested on March 7, 2016, (ii) a grant of 30,300 shares of restricted stock made on March 3, 2014 that is scheduled to vest on March 3, 2017, (iii) a grant of 59,200 shares of restricted stock made on April 7, 2014 that is scheduled to vest on March 3, 2017, (iv) a grant of 76,400 shares of restricted stock made on March 3, 2015, one-third of which vested on March 10, 2016 and the remainder of which is scheduled to vest one-third each year on March 10, 2017 and 2018, and (iv) a grant of 76,400 performance restricted stock units that is scheduled to vest (upon attainment of certain performance criteria) on March 10, 2018.
8.	This reflects (i) a grant of 34,000 shares of restricted stock made on March 7, 2013 that vested on March 7, 2016, (ii) a grant of 30,300 shares of restricted stock made on March 3, 2014 that is scheduled to vest on March 3, 2017, (iii) a grant of 59,200 shares of restricted stock made on April 7, 2014 that is scheduled to vest on March 3, 2017, (iv) a grant of 76,400 shares of restricted stock made on March 3, 2015, one-third of which vested on March 10, 2016 and the remainder of which that is scheduled to vest one-third each year on March 10, 2017 and 2018, and (iv) a grant of 76,400 performance restricted stock units that is scheduled to vest (upon attainment of certain performance criteria) on March 10, 2018.
9.	This reflects (i) a grant of 101,900 shares of restricted stock made on March 7, 2013 that vested on March 7, 2016, (ii) a grant of 90,800 shares of restricted stock made on March 3, 2014 that is scheduled to vest on March 3, 2017, (iii) a grant of 76,400 shares of restricted stock made on March 3, 2015, one-third of which is vested on March 10, 2016 and the remainder of which is scheduled to vest one-third each year on March 10, 2017 and 2018, and (iv) a grant of 76,400 performance restricted stock units that is scheduled to vest (upon attainment of certain performance criteria) on March 10, 2018.
10.	This reflects (i) a grant of 203,700 shares of restricted stock made on March 7, 2013 that vested on March 7, 2016, (ii) a grant of 181,600 shares of restricted stock made on March 3, 2014 that is scheduled to vest on March 3, 2017, (iii) a grant of 50,900 shares of restricted stock made on March 3, 2015, one-third of which is vested on March 10, 2016 and the remainder of which is scheduled to vest one-third each year on March 10, 2016, 2017 and 2018, and (iv) a grant of 50,900 performance restricted stock units that is scheduled to vest (upon attainment of certain performance criteria) on March 10, 2018.

OPTION EXERCISES AND STOCK VESTED

The table below shows stock option exercises during 2015 and restricted stock awards that vested during 2015.

	Option Exercises		Restricted Stock
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)(3)
Charles F. Dolan	0	0	249,900	4,645,641
James L. Dolan	180,000	2,589,153	248,200	4,614,038
Brian G. Sweeney	7,500	79,704	16,100	299,299
Kristin A. Dolan	0	0	25,200	468,468
David G. Ellen	0	0	73,800	1,371,942
Gregg G. Seibert	314,083	2,609,134	167,700	3,117,543

1.	Calculated using the market price (per share) of Class A common stock on the New York Stock Exchange on the date of exercise less the option price per share multiplied by the number of options exercised.
2.	Calculated using the closing price (per share) of Class A common stock on the New York Stock Exchange on March 5, 2015 (the vesting date) multiplied by the number of shares vesting.
3.	Dividends of $0.15 per share were declared in May, August and October 2012, February, May, July and November 2013, February, May, July and November 2014, and February, May, and August 2015. All eligible dividends declared prior to vesting were paid in cash in connection with this vesting in addition to the value realized and are reflected in the table.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of our named executive officers, including the number of years of service credited to each named executive officer, under our defined benefit pension plans as of December 31, 2015.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Charles F. Dolan	Cablevision Nonqualified Supplemental Benefit Plan	30	2,346,108	—
	Cablevision Cash Balance Pension Plan	16	0	—
	Cablevision Excess Cash Balance Plan	13	2,252,325	—
James L. Dolan	Cablevision Cash Balance Pension Plan	16	277,621	—
	Cablevision Excess Cash Balance Plan	13	1,724,742	—
Brian G. Sweeney	Cablevision Cash Balance Pension Plan	16	189,551	—
	Cablevision Excess Cash Balance Plan	13	303,420	—
Kristin A. Dolan	Cablevision Cash Balance Pension Plan	16	169,027	—
	Cablevision Excess Cash Balance Plan	13	88,633	—
David G. Ellen	Cablevision Cash Balance Pension Plan	11	128,132	—
	Cablevision Excess Cash Balance Plan	11	229,297	—
Gregg G. Seibert	Cablevision Cash Balance Pension Plan	4	84,820	—
	Cablevision Excess Cash Balance Plan	4	403,882	—

1.	Years of service are calculated based on elapsed time measured from date of plan participation through December 31, 2015 for the Cablevision Nonqualified Supplemental Benefit Plan and through December 31, 2013 for the Cablevision Cash Balance Plan and Cablevision Excess Cash Balance Plan (the date that benefit accruals under such plans were frozen). Actual elapsed time for each individual as an employee of the Company are as follows: Mr. Charles F. Dolan, 43 years; Mr. James L. Dolan, 37 years; Mr. Brian G. Sweeney, 23 years; Ms. Kristin A. Dolan, 26 years; Mr. David G. Ellen, 14 years; and Mr. Gregg G. Seibert, 7 years.
2.	Assumes that each individual will take a lump sum payment of benefits at retirement. The lump sum payment is based on an assumed retirement age of 65 for all individuals other than Mr. Charles F. Dolan. For Mr. Charles F. Dolan, the lump sum payment is based on a December 31, 2015 retirement date. The lump sum payable under the Nonqualified Supplemental Benefit Plan was calculated using an interest rate of 7% and the 1971 Group Annuity mortality table, as required under the terms of the Nonqualified Supplemental Benefit Plan. The lump sum payable under the cash balance plans was determined by crediting the account balances with an assumed interest-crediting rate of 2.96% until age 65. The present value of the accumulated benefits under the Cash Balance Pension Plan and the Excess Cash Balance Plan were calculated using a discount rate of 4.00%. For Mr. Charles F. Dolan, the present value of the accumulated benefits under each of the Cash Balance Pension Plan and the Excess Cash Balance Plan equals the respective December 31, 2015 account balances.

CASH BALANCE PENSION PLAN

The Company’s Cash Balance Pension Plan is a tax-qualified defined benefit plan that generally covers regular full-time and part-time nonunion employees of the Company and certain of its affiliates who have completed one year of service. A notional account is maintained for each participant under the plan, including the named executive officers, which, through the end of 2013, consisted of (i) annual allocations made by the Company as of the end of each year on behalf of each participant who has completed 800 hours of service during the year that range from 3% to 9% of the participant’s compensation, based on the participant’s age, and (ii) monthly interest credits based on the average of the annual rate of interest on the 30-year U.S. Treasury Bonds for the months of September, October and November of the prior year. Compensation includes all direct cash compensation received while a participant as part of the participant’s primary compensation structure (excluding bonuses, fringe benefits and other compensation that is not received on a regular basis), and before deductions for elective deferrals (in accordance with the Internal Revenue Code limits, the compensation was limited each year to the Internal Revenue Code maximum compensation limits). Effective December 31, 2013, the Cash Balance Pension Plan was amended to freeze participation and future benefit accruals for all

Company employees except those covered by a collective bargaining relationship in Brooklyn. Therefore, no future benefit accruals were made under these plans after 2013 except for employees covered by such collective bargaining relationship. With respect to such employees, no benefit accruals were made after April 15, 2015. Monthly interest credits continue to be made to participant accounts until distribution of the accounts following termination of employment.

A participant’s interest in the cash balance account is subject to vesting limitations for the first three years of employment. A participant’s account will vest in full upon his or her termination due to death, disability or retirement after attaining age 65. Upon retirement or other termination of employment with the Company, the participant may elect a distribution of the vested portion of the cash balance account. Any amounts remaining in the plan will continue to be credited with interest until the account is paid. The normal form of benefit payment for an unmarried participant is a single life annuity and the normal form of benefit payment for a married participant is a 50% joint and survivor annuity. The participant, with spousal consent if applicable, can waive the normal form and elect a single life annuity or a lump sum.

EXCESS CASH BALANCE PLAN

The Company’s Excess Cash Balance Plan is a non-qualified deferred compensation plan that is intended to provide eligible participants, including each named executive officer, with the portion of their benefit that cannot be paid to them under the Cash Balance Pension Plan due to Internal Revenue Code limits on the amount of compensation (as defined in the Cash Balance Pension Plan) that can be taken into account in determining benefits under tax-qualified plans. The Company maintains a notional excess cash balance account for each eligible participant, and, for each calendar year through 2013, credited these accounts with the portion of the allocation that could not be made on his or her behalf under the Cash Balance Pension Plan due to the compensation limitation. In addition, the Company credits each notional excess cash balance account monthly with interest at the same rate used under the Cash Balance Pension Plan. Effective December 31, 2013, the Excess Cash Balance Plan was amended to freeze participation and future benefit accruals for all Company employees. Therefore, no future benefit accruals were made under these plans after 2013. Monthly interest credits continue to be made to participant accounts until distribution of the accounts following termination of employment.

A participant vests in the excess cash balance account according to the same schedule as the Cash Balance Pension Plan. The excess cash balance account, to the extent vested, is paid in a lump sum to the participant as soon as practicable following his or her retirement or other termination of employment with the Company.

NONQUALIFIED SUPPLEMENTAL BENEFIT PLAN

Mr. Charles F. Dolan is the only named executive officer who participates in the Company’s Nonqualified Supplemental Benefit Plan. The Nonqualified Supplemental Benefit Plan provides actuarially determined pension benefits for certain employees of the Company or its subsidiaries and affiliates who were previously employed by CSSC, L.L.C., successor to Cablevision Systems Services Corporation (“CSSC”), which is wholly owned by Mr. Charles F. Dolan and his spouse, which provided management services to Cablevision Company (the Company’s predecessor) and to certain affiliates of the Company.

The Nonqualified Supplemental Benefit Plan was designed to provide participants, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefits they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. In addition to Mr. Charles F. Dolan, there is only one remaining active employee of the Company who accrues benefits under this plan.

The defined benefit feature of the Nonqualified Supplemental Benefit Plan provides that, upon attaining the later of age 65 or the completion of five years of service, a participant will receive an annual benefit equal to the lesser of (i) 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years, or (ii) the maximum benefit permitted by the Internal Revenue Code (the maximum in 2015 was $210,000 for employees who retire at age 65), reduced by the amount of any benefits paid to the participant under the qualified defined benefit plan formerly maintained by CSSC as well as benefits under the Cash Balance Pension Plan and Excess Cash Balance Plan.

NONQUALIFIED DEFERRED COMPENSATION

The table below shows (i) the contributions made by each named executive officer and the Company in 2015, (ii) aggregate earnings on each named executive officer’s account balance in

2015, and (iii) the account balance of each of our named executive officers under our Excess Savings Plan and the Nonqualified Supplemental Benefit Plan as of December 31, 2015.

Name	Plan Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Charles F. Dolan	Cablevision Excess Savings Plan	92,640	104,200	35,718	—	2,509,003
	Cablevision Nonqualified Supplemental Benefit Plan	—	52,000	20,962	—	1,448,452
James L. Dolan	Cablevision Excess Savings Plan	115,680	130,668	27,014	—	1,935,766
Brian G. Sweeney	Cablevision Excess Savings Plan	74,571	82,331	11,098	—	826,317
Kristin A. Dolan	Cablevision Excess Savings Plan	74,571	84,030	5,542	—	449,299
David G. Ellen	Cablevision Excess Savings Plan	67,680	73,745	10,671	—	784,944
Gregg G. Seibert	Cablevision Excess Savings Plan	28,377	76,590	9,041	—	642,957

1.	These amounts represent a portion of the executives’ salaries, which are included in the numbers reported in the “Salary” column of the Summary Compensation Table that the executives contributed to the respective plans.
2.	These amounts are reported in the “All Other Compensation” column of the Summary Compensation Table. These amounts do not include deferred compensation awards earned in 2015 and included in the Summary Compensation Table under “All Other Compensation” and described in Note 7 to that table.
3.	These amounts are not reported in the “All Other Compensation” column of the Summary Compensation Table.

The Cablevision Excess Savings Plan is a non-qualified deferred compensation plan that operates in conjunction with the Company’s tax-qualified 401(k) Plan. An employee is eligible to participate in the Excess Savings Plan for a calendar year if his compensation (as defined in the Cash Balance Pension Plan described above) in the preceding year exceeded (or would have exceeded, if the employee had been employed for the entire year) the IRS limit on the amount of compensation that can be taken into account in determining contributions under tax-qualified retirement plans ($265,000 in 2015) and he makes an election to participate prior to the beginning of the year.

An eligible employee whose contributions to the 401(k) Plan are limited as a result of this compensation limit or as a result of reaching the maximum 401(k) deferral limit (for 2015, $18,000 or $24,000, if age 50 or over) can continue to make pre-tax contributions under the Excess Savings Plan of up to 6% of his eligible pay. In addition, the Company has historically made matching contributions of up to 50% of the first 6% of eligible pay contributed by the employee. Effective January 1, 2014, the Excess Savings Plan was amended to provide for a matching contribution of 100% of the first 4% of eligible pay contributed by participating employees, and for an additional discretionary year-end contribution by the Company based upon a percentage of eligible compensation. The contribution, if approved by the Company, will be provided to all eligible participants who are active on the last day of the plan year and who complete 1,000 hours of service in such plan year. In 2016, the Company made an additional discretionary contribution of 2.5% of eligible compensation in respect of the 2015 plan year.

A participant is always fully vested in his own contributions and vests in the Company matching contributions over three years from date of hire (subject to full vesting upon death, disability or retirement after attaining age 65). Account balances under the Excess Savings Plan are credited monthly with the rate of return earned by the Wells Fargo Stable Value Fund offered as an investment alternative under the 401(k) Plan. Distributions are made in a lump sum as soon as practicable after the participant’s termination of employment with the Company.

In addition to providing defined pension benefits, the Company’s Nonqualified Supplement Benefit Plan has a defined contribution feature. Under this provision, the Company maintains notional supplemental accounts for each participant, and for each calendar year, the Company makes an allocation to these notional accounts in an amount equal to the lesser of 10% of a participant’s eligible plan compensation (as limited by the IRS maximum compensation limitation) and the IRS maximum defined contribution allocation ($53,000 for 2015). Account balances under the Company’s Nonqualified Supplement Benefit Plan are credited monthly with the rate of return earned by the Stable Value Fund offered as an investment alternative under the 401(k) Plan.

EMPLOYMENT AGREEMENTS

Charles F. Dolan

Mr. Charles F. Dolan has an employment agreement with the Company dated as of January 27, 1986 that automatically renews for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. His agreement has been automatically extended until January 2017. The employment agreement provides for annual compensation of not less than $400,000 per year, subject to increase by the Company’s Compensation Committee. Mr. Dolan’s annual salary for 2014 was $1,664,000 and his bonus target was 175%.

The Company does not have a right under the employment agreement to terminate Mr. Charles F. Dolan’s employment other than for cause or disability. Mr. Charles F. Dolan’s employment agreement does not provide for any post-employment benefits in the event of the termination of his employment by him or the Company other than in the case of his death or disability. In the event of Mr. Dolan’s death, his agreement provides for payment to his estate of an amount equal to the greater of one year’s base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of his agreement. If Mr. Dolan is incapacitated for more than six consecutive months of disability such that he cannot return to employment and discharge his duties under his employment agreement, his agreement provides that the Company may terminate him for incapacity but Mr. Dolan will be entitled to receive his base salary and other employee benefits (including medical insurance) until the end of the remaining term of his agreement. Mr. Dolan’s employment agreement does not address (or provide for any benefits in the event of) termination by the Company without cause, by Mr. Dolan for good reason or termination in connection with retirement, a change in control or a going private transaction.

In December 2008, the Company amended the employment agreement of Mr. Dolan in order to avoid the imposition of an additional tax pursuant to Section 409A. This amendment clarified that the delay of payment of severance will be following the executive’s separation of service (within the meaning of Section 409A). In June 2011, the Company amended the employment agreement of Mr. Dolan to acknowledge Mr. Dolan’s service as Executive Chairman of AMC Networks Inc. The amendments did not change the amount of payments under Mr. Charles F. Dolan’s employment agreement.

James L. Dolan

Mr. James L. Dolan is the Company’s Chief Executive Officer and devotes most of his business time to that role. He also serves as the Executive Chairman of MSG and devotes a portion of his business time to that role. In light of Mr. Dolan’s dual responsibilities, on December 24, 2009, the Company and MSG each entered into separate employment agreements with Mr. Dolan. These employment agreements became effective upon the consummation of the MSG Distribution on February 9, 2010 and were amended in February 2013. In April 2014, the Company entered into a letter agreement with Mr. James L. Dolan which amended his employment agreement to remove his right to receive a severance payment if he terminates his employment for any reason during the 13th month after a Change in Control (as defined in the agreement) and to change his title to “Chief Executive Officer.”

As amended in February 2013, the employment agreement between the Company and Mr. Dolan provided for his continued employment as President and Chief Executive Officer of the Company through December 31, 2017 at a minimum annual base salary of $2,000,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to 200% of his annual base salary (and a possible range of 0% to 400%) in the discretion of the Compensation Committee. Mr. Dolan’s annual salary for 2014 was $2,000,000 and his bonus target was 200%. It is expected that Mr. Dolan will continue to be nominated for election as a director of the Company during the period he serves as Chief Executive Officer. Under the employment agreement, Mr. Dolan continues to be eligible to participate in all Company employee benefits and retirement plans at the level available to other members of senior management of the Company, subject to meeting the relevant eligibility requirements and the terms of the plans. The Company will also continue to pay the premiums on an existing whole life insurance policy to the extent necessary to provide for payment of the initial targeted death benefit.

Mr. Dolan’s agreement further provides that he will be entitled to receive annual long-term cash and/or equity awards with an aggregate annual target value of $12,000,000, as determined in the discretion of the Compensation Committee. The equity portion of these annual awards will consist of options to acquire shares of the Company’s Class A common stock in an amount up to the maximum number of options that the Company may issue to any participant under its employee stock plan during any one calendar year (currently two million options), and the balance (if any) of the annual awards will consist of a cash performance award. The annual award terms and conditions will be determined by the Compensation Committee in its discretion, provided that the awards will not have a time vesting component that is longer than three years.

Any continuing service requirements with respect to outstanding long-term cash and equity awards that were granted to Mr. Dolan prior to the effective date of the employment agreement will be based solely on his continued services to the Company and its affiliates (other than MSG and its subsidiaries). He and the Company have acknowledged that any cash payable pursuant to any of those awards will be the sole responsibility and liability of the Company and that MSG will have no liability to Mr. Dolan with respect to such cash payable.

If, prior to December 31, 2017 (the “Scheduled Expiration Date”), Mr. Dolan’s employment with the Company is terminated (i) by the Company, or (ii) by him for Good Reason and at the time of any such termination, Cause does not exist, then, subject to his execution of the Company’s then standard separation agreement (modified to reflect the terms of the agreement) which separation agreement will include, without limitation, general releases by him as well as non-competition, non-solicitation, non-disparagement, confidentiality and other provisions substantially similar to those set forth in the agreement (a “Separation Agreement”), the Company will provide him with the following benefits and rights:

(a)	A severance payment in an amount determined at the discretion of the Compensation Committee, but in no event less than two times the sum of his annual base salary and annual target bonus;

(b)	Continued payment of premiums on an existing whole life insurance policy on his life to the extent necessary to provide for payment of the initial targeted death benefit under such policy after first applying any associated dividends and surrender of paid-up additions;

(c)	Except as provided otherwise in the employment agreement, each of his outstanding long-term cash performance awards granted under the plans of the Company will immediately vest in full and will be paid to the same extent that other members of senior management receive payment for such awards as determined by the Compensation Committee (and subject to the satisfaction of any applicable performance objectives) and will be payable at the same time such awards are payable to other members of senior management and in accordance with the terms of the award;

(d)	Each of his outstanding long-term cash awards (including any deferred compensation awards under the long-term cash awards program) that are not subject to performance criteria granted under the plans of the Company will immediately vest in full and will be payable to Mr. Dolan on the 90th day after the termination of his employment;

(e)	(i) All of the time-based restrictions under the plans of the Company on each of the outstanding restricted stock or restricted stock units granted to him will immediately be eliminated, (ii) payment and deliveries with respect to his restricted stock units that are not subject to performance criteria will be made on the 90th day after the termination of his employment, (iii) the performance-based restrictions with respect to his restricted stock and restricted stock units that are subject to performance criteria will lapse when and to the same extent that such restrictions lapse on such awards held by other executive officers as determined by the Compensation Committee (subject to satisfaction of any applicable performance objectives), and (iv) the payment and deliveries with respect to his restricted stock units shall be made at the same time as they are made to other executive officers and in accordance with the terms of the award;

(f)	Each of his outstanding stock options will immediately vest and become exercisable and he will have the right to exercise each of those options for the remainder of the term of such option;

(g)	A prorated annual bonus for the year in which such termination occurred to the same extent that other executive officers receive payment of bonuses for such year as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives), which pro rata annual bonus will be payable at the same time annual bonuses for such year are payable to other executive officers; and

(h)	All of his (i) long-term cash performance awards, and (ii) the unvested portion of his deferred compensation award, in each such case outstanding on December 24, 2009, will be subject to the terms of their respective award agreements and the provisions related to his existing employment agreement.

In addition, the employment agreement provides that in the event of a “change of control”, as defined in Mr. Dolan’s long-term award agreements, Mr. Dolan will be entitled to receive the more favorable vesting and payment provisions (if any) provided in his restricted stock, stock option and long-term cash performance award agreements. See “—Termination and Severance—Award Agreements.”

If Mr. Dolan ceases to be an employee of the Company or any of its affiliates (other than MSG and its subsidiaries) prior to the Scheduled Expiration Date as a result of his death, his estate or beneficiary will be provided with the benefits and rights set forth in (c) through (h) above and have such longer period to exercise his then outstanding stock options as may otherwise be permitted under the applicable plan. If he ceases to be an employee of the Company or any of its affiliates (other than MSG and its subsidiaries) prior to the Scheduled Expiration Date as a result of his physical or mental disability, he will be provided with the benefits and rights set forth in (b) through (h) above.

If after the Scheduled Expiration Date, Mr. Dolan’s employment with the Company is terminated (i) by the Company, (ii) by him for Good Reason, or (iii) as a result of his death or disability, and at the time of any such termination described above, Cause does not exist, then, subject to (except in the case of his death) his execution of a Separation Agreement, he or his estate or beneficiary, as the case may be, will be provided with the benefits and rights set forth above in (b) through (h) above.

If, prior to or after the Scheduled Expiration Date, Mr. Dolan ceases to be employed by the Company for any reason other than his being terminated for Cause, he will have three years to exercise outstanding stock options, unless he is afforded a longer period for exercise pursuant to his employment agreement or any applicable award letter. In no event, however, will stock options remain exercisable beyond their regularly scheduled term (except as may otherwise be permitted under the applicable award in the case of death).

Upon the termination of Mr. Dolan’s employment with the Company, except as otherwise specifically provided in the employment agreement, his rights to benefits and payments under the Company’s pension and welfare plans (other than severance benefits) and any outstanding long-term cash or equity awards will be determined in accordance with the then current terms and provisions of such plans, agreements and awards under which such benefits and payments (including such long-term cash or equity awards) were granted.

In the agreement, the Company acknowledges that, in addition to Mr. Dolan’s services pursuant to the agreement, he will simultaneously serve, and is expected to devote a portion of his business time and attention to serving, as Executive Chairman of MSG. The Company recognizes and agrees that his responsibilities to MSG will preclude him from devoting substantially all of his time and attention to the Company’s affairs. The agreement states the Company’s recognition that there may be certain potential conflicts of interest and fiduciary duty issues associated with Mr. Dolan’s dual roles at the Company and MSG and that none of (i) his dual responsibilities at the Company and MSG, (ii) his inability to devote substantially all of his time and attention to the Company’s affairs, (iii) the actual or potential conflicts of interest and fiduciary duty issues that are waived in the Company’s policy concerning matters related to MSG including responsibilities of overlapping directors and officers, or (iv) any actions taken, or omitted to be taken, by him in good faith to comply with his duties and responsibilities to the Company in light of his dual responsibilities to the Company and MSG, will be deemed to be a breach by him of his obligations under the employment agreement nor will any of the foregoing constitute Cause as such term is defined in the employment agreement.

The employment agreement contains certain covenants by Mr. Dolan including a noncompetition agreement that restricts Mr. Dolan’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.

For purposes of Mr. Dolan’s employment agreement, “Cause” is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (2) commission of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

“Change in Control” means the acquisition, in a transaction or a series of related transactions, by any person or group, other than Charles F. Dolan or members of the immediate family of Charles F. Dolan or trusts for the benefit of Charles F. Dolan or his immediate family (or an entity or entities controlled by any of them) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all the cable television systems then owned by the Company in the New York City Metropolitan Area (as defined), or (2) after any fiscal year of the Company in which all the systems referred to in clause (1) will have contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all its assets.

Termination for “Good Reason” in Mr. Dolan’s employment agreement means that (1) without Mr. Dolan’s consent, (A) Mr. Dolan’s base salary or bonus target is reduced, (B) the Company requires that Mr. Dolan’s principal office be located outside of Nassau County or Manhattan, (C) the Company materially breaches its obligations to Mr. Dolan under his employment agreement, (D) Mr. Dolan is no longer the Chief Executive Officer of the Company, (E) Mr. Dolan no longer reports directly to the Chairman of the Board of Directors of the Company, or (F) Mr. Dolan’s responsibilities are materially diminished, (2) Mr. Dolan has given the Company written notice, referring specifically to this definition, that he does not consent to such action, (3) the Company has not corrected such action within 15 days of receiving such notice, and (4) Mr. Dolan voluntarily terminates his employment within 90 days following the happening of the action described in subsection (1) of this definition.

Gregg G. Seibert

On March 29, 2011, the Company entered into an employment agreement with Mr. Gregg G. Seibert, which replaced his prior employment agreement. The agreement with Mr. Seibert provided for his continued employment as Executive Vice President of the Company through December 31, 2016. Mr. Seibert also assumed the role of Chief Financial Officer on June 7, 2011. In February 2013, Mr. Seibert was also named Vice Chairman of the Company. In February 2015, we entered into a letter agreement with Mr. Seibert which amended and restated his prior employment agreement to reflect his change in title, effective March 1, 2015, from Vice Chairman and Chief Financial Officer to Vice Chairman, to amend his job duties accordingly and, in light of such changes to, effective March 1, 2015, decrease his annual salary from $1,875,000 to $625,000 and his long-term incentive award target to $2 million. The amended agreement also extended the term of the agreement from December 31, 2016 to December 31, 2017, and decreased from twelve months to six months the advance notice period pursuant to which, at any time after the expiration date of the agreement, Mr. Seibert can terminate his employment with the Company for any reason and receive certain severance benefits, as described in more detail below. Mr. Seibert also entered into agreements in February 2015 with each of MSG and AMC pursuant to which he became Vice Chairman of each company.

Under the agreement as amended in 2015, Mr. Seibert continues to be eligible to participate in the Company’s standard employee benefits program, subject to meeting the relevant eligibility requirements, payment of required premiums, and the terms of the plans. Additionally, the Company will continue to pay the premiums on the existing whole life insurance policy provided to Mr. Seibert. If, prior to or on December 31, 2017 (the “Scheduled Expiration Date”), Mr. Seibert’s employment with the Company is terminated (i) by the Company without Cause, or (ii) by him for Good Reason, then, subject to his execution of a separation agreement with the Company, the Company will provide him with the following benefits and rights:

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

(d)	Each of his outstanding restricted stock or restricted stock unit awards granted to him under the plans of the Company shall continue to vest in accordance with their original vesting schedule and payments or deliveries with respect to his restricted stock and restricted stock units shall be made on the original vesting date (or, in the case of restricted stock units, on the original distribution date), and, in the case of restricted stock, the Company will withhold a portion of such awards in an amount sufficient to fund the minimum statutory tax withholding requirements (including federal, state and local income and employment taxes) resulting from the recognition of income in respect of such outstanding restricted stock and make a payroll tax contribution in such amount on his behalf and, in the case of restricted stock units, if his termination of employment occurs on or after October 25th of a particular year, then delivery under any such restricted stock units which would otherwise occur after termination of his employment during that year will be on the 68th day following his date of termination; and

(e)	Each of his outstanding stock options and stock appreciation rights under the plans of the Company shall continue to vest in accordance with their original vesting schedule and he will have the right to exercise each of those options and stock appreciation rights for the remainder of the term of such option or right.

If Mr. Seibert ceases to be an employee of the Company prior to the Scheduled Expiration Date as a result of his death, or his disability (as defined in the Company’s long-term disability plan), and at such time Cause does not exist, then, subject to execution of a separation agreement (or in the case of death a release of claims), he or his estate or beneficiary will be provided with the benefits and rights set forth in (b), (d) and (e) of the preceding paragraph and each of his outstanding long-term cash awards shall immediately vest in full, whether or not subject to performance criteria and shall be payable in the event of disability on the 90th day after the termination of his employment, and in the event of death on the 120th day after termination of his employment provided, that if any such award is subject to any performance criteria, then (i) if the measurement period for such performance criteria has not yet been fully completed, then the payment amount will be at the target amount for such award, and (ii) if the measurement period for such performance criteria has already been fully completed, then the payment amount of such award will be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to the satisfaction of the applicable performance criteria). Notwithstanding the foregoing, if provided for in the applicable stock option, restricted stock or restricted stock unit awards, his stock option, restricted stock and restricted stock unit awards will vest in full (and shares subject to restricted stock units will be distributed) at the time of his death.

If after the Scheduled Expiration Date, Mr. Seibert’s employment with the Company is terminated for any reason by him upon at least six months written notice, such notice to be effective no earlier than the first day after the Scheduled Expiration Date, and at the time of such termination Cause does not exist, then, subject to his execution of a separation agreement with the Company, he will be provided with the benefits and rights set forth in (b)-(e) of the second preceding paragraph.

Except as otherwise set forth in the employment agreement, upon the termination of Mr. Seibert’s employment with the Company, any outstanding long-term cash or equity awards will be treated in accordance with their terms and Mr. Seibert will not be eligible for severance benefits under any other plan, program or policy of the Company.

In the agreement, the Company acknowledges that, in addition to Mr. Seibert’s services pursuant to the agreement, he will simultaneously serve, and is expected to devote a portion of his business time and attention to serving, as Vice Chairman of each of MSG and AMC. The Company recognizes and agrees that his responsibilities to MSG and AMC will preclude him from devoting substantially all of his time and attention to the Company’s affairs. The agreement states the Company’s recognition that there may be certain potential conflicts of interest and fiduciary duty issues associated with Mr. Seibert’s multiple roles at the Company, MSG and AMC and that none of: (i) his multiple responsibilities at the Company, MSG and AMC, (ii) his inability to devote substantially all of his time and attention to the Company’s affairs, (iii) the actual or potential conflicts of interest and fiduciary duty issues that are waived in the Company’s policy concerning matters related to MSG and AMC including responsibilities of overlapping directors and officers, or (iv) any actions taken, or omitted to be taken, by him in good faith to comply with his duties and responsibilities to the Company in light of his multiple responsibilities to the Company, MSG and AMC, will be deemed to be a breach by him of his obligations under the employment agreement nor will any of the foregoing constitute Cause as such term is defined in the employment agreement.

The employment agreement contains certain covenants by

Mr. Seibert including a noncompetition agreement that restricts Mr. Seibert’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.

For purposes of Mr. Seibert’s employment agreement, “Cause” means his (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony. “Good Reason” means that (1) without his written consent, (A) his annual base salary or annual target bonus (as each may be increased from time to time in the Company’s sole discretion) is reduced (other than as expressly contemplated in the agreement), (B) his title (as in effect from time to time) is diminished, (C) he reports directly to someone other than James L. Dolan (or if James L. Dolan is no longer the Chief Executive Officer of the Company, to someone other than the Chairman of the Board of Directors of the Company), (D) the Company requires that his principal office be located outside of Nassau County or the Borough of Manhattan, (E) the Company materially breaches its obligations under the agreement, or (F) his responsibilities as in effect immediately after the date of the agreement (other than as expressly contemplated in the agreement), are thereafter materially diminished, (2) he has given the Company written notice that he does not consent to such action, (3) the Company has not corrected such action within 15 days of receiving such notice, and (4) he terminates his employment with the Company within 90 days following the happening of the action described in subsection (1) above.

Brian G. Sweeney

On April 7, 2014, the Company entered into an employment agreement with Brian G. Sweeney. The agreement with Mr. Sweeney provided for his employment as President of the Company through December 31, 2017 at a minimum annual base salary of $1,500,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to at least 200% of his annual base salary in the discretion of the Compensation Committee. In February 2015, the Company entered into a letter agreement with Mr. Sweeney which amended his title, effective March 1, 2015, from President to President and Chief Financial Officer, and amended his job duties to reflect this change. There were no changes made to Mr. Sweeney’s compensation or to the other terms of his agreement. Mr. Sweeney will also be entitled to participate in future long-term cash and equity programs and arrangements that are made available to similarly situated executives of the Company with an aggregate target value of not less than $3,000,000, as determined by the Compensation Committee in its discretion. The employment agreement anticipates that as part of each annual review by the Compensation Committee, Mr. Sweeney will receive not less than the same percentage increase, if any, in base salary, annual target bonus opportunity and/ or aggregate long-term incentive award target value that is granted by the Compensation Committee to other similarly situated executives.

Under the agreement, Mr. Sweeney continues to be eligible to participate in the Company’s standard employee benefits programs, subject to meeting the relevant eligibility requirements, payment of required premiums, and the terms of the plans. Mr. Sweeney will also be eligible for all perquisites made available to similarly situated executives. If, prior to December 31, 2017 (the “Scheduled Expiration Date”), Mr. Sweeney’s employment with the Company is terminated (i) by the Company without Cause, or (ii) by him for Good Reason (if Cause does not exist), then, subject to his execution of a separation agreement with the Company, the Company will provide him with the following benefits and rights:

(a)	A cash severance payment in an amount equal to two times the sum of his annual base salary and annual target bonus, 60% of which shall be payable to him on the six-month anniversary of his termination date and 40% of which shall be payable to him on the twelve-month anniversary of his termination date;

(b)	A prorated annual bonus for the year in which such termination occurred, payable at the same time as such bonuses are paid to similarly situated executives and based on his then current annual target bonus as well as Company and his business unit performance as determined by the Company in its sole discretion, but without adjustment for his individual performance, plus
(c)	any unpaid annual bonus for the year prior to the year in which such termination occurred without adjustment for his individual performance;

(d)	Each of his outstanding long-term cash awards will immediately vest in full (whether or not subject to performance criteria) and shall be payable to him at the same time as such awards are paid to active employees of the Company and the payment amount of such award shall be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to satisfaction of any applicable performance criteria without adjustment for his individual performance), provided that any more favorable provisions of his existing award agreements will apply to the treatment of such awards following a “going private transaction” (as defined in the award agreements) and following a “change of control” (as defined in the award agreements), his outstanding awards shall be paid at such time as such awards are paid to active employees of the Company, if such time is earlier than they otherwise would have been paid to him;

(e)	Each of his outstanding restricted stock and restricted stock unit awards granted to him under the plans of the Company shall continue to vest in accordance with their original vesting schedule and payments or deliveries with respect to his restricted stock and restricted stock units shall be made on the original vesting date (or, in the case of restricted stock units, on the original distribution date), and, in the case of restricted stock, the Company will withhold a portion of such awards in an amount sufficient to fund the minimum statutory tax withholding requirements (including, federal, state and local income and employment taxes) resulting from the recognition of income in respect of such outstanding restricted stock and make a payroll tax contribution in such amount on his behalf, provided that any more favorable provisions of his existing award agreements will apply to the treatment of such awards following a “going private transaction” (as defined in the award agreements) and provided, further, that following a “change of control” (as defined in the award agreements), his outstanding awards shall be paid at such time as such awards are paid to active employees of the Company, if such time is earlier than they otherwise would have been paid to him; and

(f)	Each of his outstanding stock options and any stock appreciation rights under the plans of the Company shall continue to vest in accordance with their original vesting schedule and he will have the right to exercise each of those options and stock appreciation rights for the remainder of the term of such option or award.

If Mr. Sweeney ceases to be an employee of the Company as a result of death, or physical or mental disability, and at such time Cause does not exist, then, subject to execution of a separation agreement (other than in the case of death), he or his estate or beneficiary will be provided with the benefits and rights set forth in (b), (d) and (e) of the preceding paragraph and each of his outstanding long-term cash awards shall immediately vest in full, whether or not subject to performance criteria, and shall be payable on the 90th day after the termination of his employment, provided, that if any such award is subject to any performance criteria, then (i) if the measurement period for such performance criteria had not yet been fully completed, then the payment amount will be at the target amount for such award and (ii) if the measurement period for such performance criteria had already been fully completed, then the payment amount of such award will be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to the satisfaction of the applicable performance criteria).

Except as otherwise set forth above, upon the termination of Mr. Sweeney’s employment with the Company, the treatment of any outstanding long-term cash or equity awards will be determined in accordance with their terms and Mr. Sweeney will not be eligible for severance benefits under any other plan, program or policy of the Company.

The employment agreement contains certain covenants by Mr. Sweeney including a noncompetition agreement that restricts Mr. Sweeney’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.

For purposes of Mr. Sweeney’s employment agreement, “Cause” means his (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony. “Good Reason” means that (1) without his written consent, (A) his base salary or annual target bonus (as each may be increased from time to time in the Company’s sole discretion) is reduced, (B) his title (as in effect from time to time) is diminished, (C) he reports directly to someone other than the Chief Executive Officer of the Company, (D) the Company requires that his principal office be located outside of Nassau County or the Borough of Manhattan, (E) the Company materially breaches its obligations under the agreement, or (F) there is a material diminution of his responsibilities and authority as they are described above; (2) he has given the Company written notice that he does not consent to such action; (3) the Company has not corrected such action within 15 days of receiving such notice; and (4) he voluntarily terminates his employment with the Company within 90 days following the happening of the action described in subsection (1) above.

Kristin A. Dolan

On April 7, 2014, the Company entered into an amended and restated employment agreement with Kristin A. Dolan, which replaced her prior employment agreement. The agreement with Ms. Dolan provides for her employment as Chief Operating Officer, through December 31, 2017 at a minimum annual base salary of $1,500,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to at least 200% of her annual base salary in the discretion of the Compensation Committee. Ms. Dolan will also be entitled to participate in future long-term cash and equity programs and arrangements that are made available to similarly situated executives of the Company with an aggregate target value of not less than $3,000,000, as determined by the Compensation Committee in its discretion. The employment agreement anticipates that as part of each annual review by the Compensation Committee, Ms. Dolan will receive not less than the same percentage increase, if any, in base salary, annual target bonus opportunity and/or aggregate long-term incentive award target value that is granted by the Compensation Committee to other similarly situated executives.

Under the agreement, Ms. Dolan continues to be eligible to participate in the Company’s standard employee benefits programs, subject to meeting the relevant eligibility requirements, payment of required premiums, and the terms of the plans. Ms. Dolan will also be eligible for all perquisites made available to similarly situated executives. If, prior to December 31, 2017 (the “Scheduled Expiration Date”), Ms. Dolan’s employment with the Company is terminated (i) by the Company without Cause, or (ii) by her for Good Reason (if Cause does not exist), then, subject to her execution of a separation agreement with the Company, the Company will provide her with the following benefits and rights:

(a)	A cash severance payment in an amount equal to two times the sum of annual base salary and annual target bonus, 60% of which shall be payable to her on the six-month anniversary of her termination date and 40% of which shall be payable to her on the twelve-month anniversary of her termination date;

(b)	A prorated annual bonus for the year in which such termination occurred, payable at the same time as such bonuses are paid to similarly situated executives and based on her then current annual target bonus as well as Company and her business unit performance as determined by the Company in its sole discretion, but without adjustment for her individual performance, plus any unpaid annual bonus for the year prior to the year in which such termination occurred without adjustment for her individual performance;

(c)	Each of her outstanding long-term cash awards will immediately vest in full (whether or not subject to performance criteria) and shall be payable to her at the same time as such awards are paid to active employees of the
Company and the payment amount of such award shall be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to satisfaction of any applicable performance criteria without adjustment for her individual performance), provided that any more favorable provisions of her existing award agreements will apply to the treatment of such awards following a “going private transaction” (as defined in the award agreements) and following a “change of control” (as defined in the award agreements), her outstanding awards shall be paid at such time as such awards are paid to active employees of the Company, if such time is earlier than they otherwise would have been paid to her;

(d)	Each of her outstanding restricted stock and restricted stock unit awards granted to her under the plans of the Company shall continue to vest in accordance with their original vesting schedule and payments or deliveries with respect to her restricted stock and restricted stock units shall be made on the original vesting date (or, in the case of restricted stock units, on the original distribution date), and, in the case of restricted stock, the Company will withhold a portion of such awards in an amount sufficient to fund the minimum statutory tax withholding requirements (including federal, state and local income and employment taxes) resulting from the recognition of income in respect of such outstanding restricted stock and make a payroll tax contribution in such amount on her behalf, provided that any more favorable provisions of her existing award agreements will apply to the treatment of such awards following a “going private transaction” (as defined in the award agreements) and provided, further, that following a “change of control” (as defined in the award agreements), her outstanding awards shall be paid at such time as such awards are paid to active employees of the Company, if such time is earlier than they otherwise would have been paid to her; and

(e)	Each of her outstanding stock options and any stock appreciation rights under the plans of the Company shall continue to vest in accordance with their original vesting schedule and she will have the right to exercise each of those options and stock appreciation rights for the remainder of the term of such option or award.

If Ms. Dolan ceases to be an employee of the Company as a result of death, or physical or mental disability, and at such time Cause does not exist, then, subject to execution of a separation agreement (other than in the case of death), she or her estate or beneficiary will be provided with the benefits and rights set forth in (b), (d) and (e) of the preceding paragraph and each of her outstanding long-term cash awards shall immediately vest in full, whether or not subject to performance criteria, and shall be payable on the 90th day after the termination of her employment, provided that if any such award is subject to any performance criteria, then (i) if the measurement period for such performance criteria had not yet been fully completed, then the payment amount will be at the target amount for such award and (ii) if the measurement period for such performance criteria had already been fully completed, then the payment amount of such award will be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to the satisfaction of the applicable performance criteria).

Except as otherwise set forth above, upon the termination of Ms. Dolan’s employment with the Company, the treatment of any outstanding long-term cash or equity awards will be determined in accordance with their terms and Ms. Dolan will not be eligible for severance benefits under any other plan, program or policy of the Company.

The employment agreement contains certain covenants by Ms. Dolan including a noncompetition agreement that restricts Ms. Dolan’s ability to engage in competitive activities until the first anniversary of the termination of her employment with the Company.

For purposes of Ms. Dolan’s employment agreement, “Cause”

means her (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony. “Good Reason” means that (1) without her written consent, (A) her base salary or annual target bonus (as each may be increased from time to time in the Company’s sole discretion) is reduced, (B) her title (as in effect from time to time) is diminished, (C) she reports directly to someone other than the Chief Executive Officer of the Company, (D) the Company requires that her principal office be located outside of Nassau County or the Borough of Manhattan, (E) the Company materially breaches its obligations under the agreement, or (F) there is a material diminution of her responsibilities and authority as they are described above; (2) she has given the Company written notice that she does not consent to such action; (3) the Company has not corrected such action within 15 days of receiving such notice; and (4) she voluntarily terminates her employment with the Company within 90 days following the happening of the action described in subsection (1) above.

David G. Ellen

On February 1, 2012, the Company entered into an employment agreement with Mr. David G. Ellen which replaced his prior employment agreement. In April 2014, we entered into a letter agreement with Mr. David G. Ellen which amended his prior employment agreement to extend the scheduled expiration date by two years to December 31, 2018, as described in more detail below. The February 2012 employment agreement with Mr. Ellen provided for his continued employment as Executive Vice President and General Counsel of the Company through December 31, 2016 at a minimum annual base salary of $850,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to at least 95% of his annual base salary in the discretion of the Compensation Committee. It further provided that he would be entitled to participate in future long-term cash and equity programs and arrangements that are made available to similarly situated executives of the Company. In light of Mr. Ellen’s contributions to the Company, on February 26, 2013, the Compensation Committee approved an increase to Mr. Ellen’s annual salary for 2013 to $1,200,000, his bonus target to 150% and his long-term incentive award target to $3 million. In December 2013, upon the retirement of Victoria D. Salhus as Secretary of the Company, the Board of Directors appointed Mr. Ellen as Secretary of the Company.

Under the employment agreement, Mr. Ellen continues to be eligible to participate in the Company’s standard employee benefits program, subject to meeting the relevant eligibility requirements, payment of required premiums, and the terms of the plans.

If, prior to December 31, 2018 (the “Scheduled Expiration Date”), Mr. Ellen’s employment with the Company is terminated (i) by the Company without Cause, or (ii) by him for Good Reason, then, subject to his execution of a separation agreement with the Company, the Company will provide him with the following benefits and rights:

(a)	A severance payment in an amount equal to two times the sum of his annual base salary and annual target bonus, 60% of which shall be payable to him on the six-month anniversary of his termination date and 40% of which shall be payable to him on the twelve-month anniversary of his termination date;

(b)	A prorated annual bonus for the year in which such termination occurred, payable at the same time as such bonuses are paid to similarly situated employees and based on his then current annual target bonus as well as Company and his business unit performance as determined by the Company in its sole discretion, but without adjustment for his individual performance, plus any unpaid annual bonus for the year prior to the year in which such termination occurred;
(c)	Each of his outstanding long-term cash awards will immediately vest in full (whether or not subject to performance criteria) and shall be payable to him at the same time as such awards are paid to active employees of the Company and the payment amount of such award shall be to the same extent that other similarly situated active executives receive payment as determined by the Compensation Committee (subject to satisfaction of any applicable performance criteria), provided that any more favorable provisions of his existing award agreements will apply to the treatment of such awards following a “going private transaction” (as defined in the award agreements) and provided further that following a “change of control” (as defined in the award agreements), his outstanding awards shall be paid at such time as such awards are paid to active employees of the Company, if such time is earlier than they otherwise would have been paid to him;

(d)	Each of his outstanding restricted stock or restricted stock unit awards granted to him under the plans of the Company shall continue to vest in accordance with their original vesting schedule and payments or deliveries with respect to his restricted stock and restricted stock units shall be made on the original vesting date (or, in the case of restricted stock units, on the original distribution date), and, in the case of restricted stock, the Company will withhold a portion of such awards in an amount sufficient to fund the minimum statutory tax withholding requirements (including, federal, state and local income and employment taxes) resulting from the recognition of income in respect of such outstanding restricted stock and make a payroll tax contribution in such amount on his behalf; and

(e)	Each of his outstanding stock options under the plans of the Company shall continue to vest in accordance with their original vesting schedule and he will have the right to exercise each of those options for the remainder of the term of such option.

If Mr. Ellen ceases to be an employee of the Company prior to the Scheduled Expiration Date as a result of his death, or his physical or mental disability, and at such time Cause does not exist, then, subject to execution of a Separation Agreement (other than in the case of death), he or his estate or beneficiary will be provided with the benefits and rights set forth in (b), (d) and (e) of the preceding paragraph and each of his outstanding long-term cash awards shall immediately vest in full, whether or not subject to performance criteria and shall be payable on the 90th day after the termination of his employment, provided that if any such award is subject to any performance criteria, then (i) if the measurement period for such performance criteria has not yet been fully completed, then the payment amount will be at the target amount for such award, and

(ii) if the measurement period for such performance criteria has already been fully completed, then the payment amount of such award will be to the same extent that other similarly situated executives receive payment as determined by the Compensation Committee (subject to the satisfaction of the applicable performance criteria).

Except as otherwise set forth in the employment agreement, upon the termination of Mr. Ellen’s employment with the Company, any outstanding long-term cash or equity awards will be determined in accordance with their terms and Mr. Ellen will not be eligible for severance benefits under any other plan, program or policy of the Company.

The employment agreement contains certain covenants by Mr. Ellen including a noncompetition agreement that restricts Mr. Ellen’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.

For purposes of Mr. Ellen’s employment agreement, “Cause” means his (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony. “Good Reason” means that (1) without his written consent, (A) his base salary or annual target bonus (as each may be increased from time to time in the Company’s sole discretion) is reduced, (B) his title (as in effect from time to time) is diminished, (C) he reports directly to someone other than the Chief Executive Officer of the Company, (D) the Company requires that his principal office be located outside of Nassau County or the Borough of Manhattan, (E) the Company materially breaches its obligations under the agreement, or (F) his responsibilities as in effect immediately after the date of the agreement are thereafter materially diminished, (2) he has given the Company written notice that he does not consent to such action, (3) the Company has not corrected such action within 15 days of receiving such notice, and (4) he voluntarily terminates his employment with the Company within 90 days following the happening of the action described in subsection (1) above.

The April 2014 letter agreement with Mr. Ellen amended his employment agreement to (1) reflect Mr. Ellen’s current title as Executive Vice President, General Counsel and Secretary, (2) reflect Mr. Ellen’s current salary of $1,200,000, and (3) extend the Scheduled Expiration Date to December 31, 2018.

TERMINATION AND SEVERANCE

As described in “Compensation Discussion and Analysis - Post- Termination Compensation”, payments may be made to employees upon the termination of their employment with the Company depending upon the circumstances of their termination, which include termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction.

Generally, for the named executive officers, their employment agreements address some of these circumstances. For a description of termination provisions in the employment agreements, see “—Employment Agreements” above. In addition, the award agreements for the long-term incentives also address some of these circumstances. If an employment agreement provides for the treatment of any award upon the termination of employment, the terms of any applicable award agreements will not supersede the terms of the employment agreement unless otherwise provided in the employment agreement or the award agreement. The named executive officers whose employment agreements provide for a termination for good reason will have good reason to resign as of the consummation of the Merger, and the Company intends to fund a rabbi trust to satisfy the cash severance obligations in such officer’s employment agreements.

AWARD AGREEMENTS

Under the applicable award agreements, vesting of restricted stock and stock options granted to employees, including the named executive officers, may be affected upon a “change of control” of the Company or a going-private transaction (as defined in Rule 13e-3 of the Securities Exchange Act of 1934). A “change of control” is defined as the acquisition by any person or group, other than Charles F. Dolan or members of his immediate family (or trusts for the benefit of Charles F. Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company’s cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon a change in control, as defined, the restricted stock shall immediately vest and become payable and stock options shall immediately vest and become exercisable. The Merger will constitute a change in control under the terms of the restricted stock and stock options. Upon a going private transaction, the restricted stock and stock options may be converted into either a right to receive an amount of cash based upon the highest price per share of the Company’s Class A common stock paid in the going private transaction, or, as long as the surviving entity is a public company, into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee. Following a going private transaction, the award of restricted stock and stock options will become payable on the earlier to occur of (1) the date on which the award was originally scheduled to vest, or (2) the date on which the recipient’s employment with the Company or the surviving entity is terminated (A) by the Company or the surviving entity other than for cause, or (B) by the recipient for good reason, if such termination occurs within three years after the going private transaction, or by the recipient for any reason if such termination occurs at least six months, but not more than nine months, after completion of the going private transaction. In addition, the amount payable under the award agreement will include interest from the date of the going private transaction.

Under the applicable award agreements, vesting of restricted stock and stock options granted to employees, including the named executive officers, may be accelerated in certain other circumstances. Under stock option award agreements, upon termination for cause, the entire award is forfeited. Upon termination by the Company without cause, termination by the employee, death, disability or retirement, the unvested portion of the award is forfeited; provided, however, that only with respect to stock options granted in 2006 and 2009, upon death, the entire award is immediately vested. Depending on the type of termination and specific option grant, the time to exercise the vested portion varies from 90 days to three years. With respect to stock options granted in March 2009, depending on the type of termination, the time to exercise the vested option varies from 90 days to the remainder of the term. In no event is this period later than the expiration date, except in the case of death, in which case the time to exercise may be extended for one year after the expiration date. Under restricted stock award agreements, upon any termination for any reason prior to the third anniversary of the grant date other than death or change of control or going private transaction, the entire award is forfeited; upon death, the entire award is immediately vested.

Under the applicable award agreements for performance awards, upon termination for cause, the entire award is forfeited. Upon a change in control, the target performance award vests and is immediately payable (subject to applicable taxes), regardless of the performance objectives. The Merger will constitute a change in control under the terms of the performance awards. Upon any termination for any reason prior to the payment date other than death, the entire performance award is forfeited. Upon death before the end of the performance period, a pro rata portion of the performance award will vest and be immediately payable; upon death after the end of the performance period but prior to the payment date, the entire performance award will be payable upon the payment date. In the event of a going private transaction, the target performance award will be payable regardless of the performance objectives on the earliest to occur of (1) the date on which the award was originally scheduled to vest, (2) the recipient’s death, or (3) the date on which the recipient’s employment with the Company, the surviving entity or one of their subsidiaries is terminated (A) by the Company, the surviving entity or one of their subsidiaries other than for cause, or (B) by the recipient for good reason, provided that the recipient remains in the continuous employ of the Company through that date.

QUANTIFICATION OF TERMINATION AND SEVERANCE

The following tables set forth a quantification of estimated severance and other benefits payable to the named executive officers under various circumstances regarding the termination of their employment. In calculating these severance estimates and amounts and other payments, we have taken into consideration or otherwise assumed the following:

•	Termination of employment occurred after the close of business on December 31, 2015.

•	We have valued equity awards using the closing market price of Class A common stock on the New York Stock Exchange on December 31, 2015, of $31.90.

•	We have valued stock options at their intrinsic value, equal to the difference between $31.90 and the per share exercise price, multiplied by the number of shares underlying the stock options.

•	Where applicable, we have included in the calculation of the value of equity awards the payment of any quarterly dividends declared through December 31, 2015.
•	In the event of termination of employment, the payment of certain long-term incentive awards and other amounts may be delayed, depending upon the terms of each specific award agreement, the provisions of the applicable named executive officer’s employment agreement and the applicability of Section 409A. In quantifying aggregate termination payments, we have not taken into account the timing of the payments and we have not discounted the value of payments that would be made over time, except where otherwise disclosed.

•	We have assumed that all performance metrics for performance-based awards are achieved (but not exceeded).

BENEFITS PAYABLE AS A RESULT OF VOLUNTARY TERMINATION OF EMPLOYMENT BY EMPLOYEE

In the event of voluntary termination by a named executive officer, none of the named executive officers would have been entitled to any payments at December 31, 2015 other than any payments or awards that were vested at December 31, 2015 or any pension or other vested retirement benefits.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT DUE TO RETIREMENT

In the event of termination due to retirement, none of the named executive officers would have been entitled to any payments at December 31, 2015 other than any payments or awards that were vested at December 31, 2015 or any pension or other vested retirement benefits.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT BY THE COMPANY FOR CAUSE

In the event of termination by the Company for Cause, none of the named executive officers would have been entitled to any payments at December 31, 2015 other than any payments or awards that were vested at December 31, 2015 or any pension or other vested retirement benefits.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT BY THE COMPANY WITHOUT CAUSE*

Elements	Charles F. Dolan	James L. Dolan		Brian G. Sweeney		Kristin A. Dolan		David G. Ellen		Gregg G. Seibert
Severance	—	$12,000,000	(1)	$9,000,000	(1)	$9,000,000	(1)	$6,000,000	(1)	$3,750,000	(1)
Most recent bonus	—	$5,696,000		$4,272,000		$4,272,000		$2,563,000		$2,396,154
Unvested restricted stock	—	—		$6,552,385	(2)	$6,552,385	(3)	$8,882,145	(4)	$14,464,470	(5)
Unvested performance restricted stock units	—	—		—		—		—		—
Unvested stock options	—	$89,820,000	(6)	—		—		—		—
Unvested performance options	—	—		—		—		—		—
Performance awards	—	$8,221,667	(7)	$2,670,000	(7)	$2,670,000	(7)	$3,924,000	(7)	$7,848,000	(7)
2009 Retention award	—	—		—		—		—		—
Deferred compensation award	—	—		—		—		—		—
Consulting arrangements	—	—		—		—		—		—
Additional retirement benefit	—	—		—		—		—		—
Health insurance benefits	—	—		—		—		—		—
Executive life insurance premiums	—	—		—		—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2015 or any pension or other vested retirement benefits.
1.	Represents severance equal to two times the sum of salary and target bonus.
2.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
3.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
4.	Represents full vesting of the 2013, 2014, and 2015 grants of 101,900, 90,800, and 76,400 shares of restricted stock, respectively, with a value of $3,418,745, $2,991,860 and $2,471,540, respectively.
5.	Represents full vesting of the 2013, 2014, and 2015 grants of 203,700, 181,600, and 50,900 shares of restricted stock, respectively, with a value of $6,834,135, $5,983,720 and $1,646,615, respectively.
6.	Represents full vesting of the unvested portion of the 2013, 2014, and 2015 grants of 2,000,000 stock options, awarded each year, with a value of $35,840,000, $28,520,000, and $25,460,000, respectively.
7.	Represents full vesting of the 2013, 2014 and 2015 performance awards.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT BY EMPLOYEE FOR GOOD REASON*

Elements	Charles F. Dolan	James L. Dolan		Brian G. Sweeney		Kristin A. Dolan		David G. Ellen		Gregg G. Seibert
Severance	—	$12,000,000	(1)	$9,000,000	(1)	$9,000,000	(1)	$6,000,000	(1)	$3,750,000	(1)
Most recent bonus	—	$5,696,000		$4,272,000		$4,272,000		$2,563,000		$2,396,154
Unvested restricted stock	—	—		$6,552,385	(2)	$6,552,385	(3)	$8,882,145	(4)	$14,464,470	(5)
Unvested performance restricted stock units	—	—		—		—		—		—
Unvested stock options	—	$89,820,000	(6)	—		—		—		—
Unvested performance options	—	—		—		—		—		—
Performance awards	—	$8,221,667	(7)	$2,670,000	(7)	$2,670,000	(7)	$3,924,000	(7)	$7,848,000	(7)
2009 Retention award	—	—		—		—		—		—
Deferred compensation award	—	—		—		—		—		—
Consulting arrangements	—	—		—		—		—		—
Additional retirement benefit	—	—		—		—		—		—
Health insurance benefits	—	—		—		—		—		—
Executive life insurance premiums	—	—		—		—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2015 or any pension or other vested retirement benefits.
1.	Represents severance equal to two times the sum of salary and target bonus.
2.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
3.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
4.	Represents full vesting of the 2013, 2014, and 2015 grants of 101,900, 90,800, and 76,400 shares of restricted stock, respectively, with a value of $3,418,745, $2,991,860 and $2,471,540, respectively.
5.	Represents full vesting of the 2013, 2014, and 2015 grants of 203,700, 181,600, and 50,900 shares of restricted stock, respectively, with a value of $6,834,135, $5,983,720 and $1,646,615, respectively.
6.	Represents full vesting of the unvested portion of the 2013, 2014, and 2015 grants of 2,000,000 stock options, awarded each year, with a value of $35,840,000, $28,520,000, and $25,460,000, respectively.
7.	Represents full vesting of the 2013, 2014 and 2015 performance awards.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT DUE TO DEATH*

Elements	Charles F. Dolan		James L. Dolan		Brian G. Sweeney		Kristin A. Dolan		David G. Ellen		Gregg G. Seibert
Severance	—		—		—		—		—		—
Salary	$1,664,000	(1)	—		—		—		—		—
Most recent bonus	—		$5,696,000		$4,272,000		$4,272,000		$2,563,200		$2,396,154
Unvested restricted stock	$22,048,580	(2)	—		$6,552,385	(3)	$6,552,385	(4)	$8,882,145	(5)	$14,464,470	(6)
Unvested performance restricted stock units	$6,133,560	(7)	—		$2,471,540	(8)	$2,471,540	(8)	$2,471,540	(8)	$1,646,615	(9)
Unvested stock options	—		$89,820,000	(10)	—		—		—		—
Unvested performance options	—		—		—		—		—		—
Performance awards	$8,053,450	(11)	$8,221,667	(12)	$2,670,000	(12)	$2,670,000	(12)	$3,924,000	(12)	$7,848,000	(12)
2009 Retention award	—		—		—		—		—		—
Performance retention award	—		—		—		—		—		—
Deferred compensation award	—
Consulting arrangements	—		—		—		—		—		—
Additional retirement benefit	—		—		—		—		—		—
Health insurance benefits
Executive life insurance premiums

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2015 or any pension or other vested retirement benefits.
1.	Represents one year of base salary.
2.	Represents full vesting of the 2013, 2014 and 2015 grants of 252,900, 225,500, and 189,600 shares of restricted stock, respectively, with a value of $8,484,795, $7,430,225 and $6,133,560, respectively.
3.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
4.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.

5.	Represents full vesting of the 2013, 2014, and 2015 grants of 101,900, 90,800, and 76,400 shares of restricted stock, respectively, with a value of $3,418,745, $2,991,860 and $2,471,540, respectively.
6.	Represents full vesting of the 2013, 2014, and 2015 grants of 203,700, 181,600, and 50,900 shares of restricted stock, respectively, with a value of $6,834,135, $5,983,720 and $1,646,615, respectively.
7.	Represents full vesting of the 2015 grant of 189,600 performance restricted stock units with a value of $6,133,560.
8.	Represents full vesting of the 2015 grant of 76,400 performance restricted stock units with a value of $2,471,540.
9.	Represents full vesting of the 2015 grant of 50,900 performance restricted stock units with a value of $1,646,615.
10.	Represents full vesting of the unvested portion of the 2013, 2014, and 2015 grants of 2,000,000 stock options, awarded each year, with a value of $35,840,000, $28,520,000, and $25,460,000, respectively.
11.	Represents full vesting of the 2013 performance award and pro rata vesting of the 2014 performance award.
12.	Represents the full vesting of the 2013, 2014 performance awards. For Mr. James Dolan, this represents the full vesting of the 2013, 2014 and 2015 performance awards.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT DUE TO DISABILITY*

Elements	Charles F. Dolan		James L. Dolan		Brian G. Sweeney		Kristin A. Dolan		David G. Ellen		Gregg G. Seibert
Severance	—		—		—		—		—		—
Salary	$1,664,000	(1)
Most recent bonus	—		$5,696,000		$4,272,000		$4,272,000		$2,563,000		$2,396,154
Unvested restricted stock	—		—		$6,552,385	(2)	$6,552,385	(3)	$8,882,145	(4)	$14,464,470	(5)
Unvested performance restricted stock units	—		—		—		—		—		—
Unvested stock options	—		$89,820,000	(6)	—		—		—		—
Unvested performance options	—		—		—		—		—		—
Performance awards	—		$8,221,667	(7)	$2,670,000	(7)	$2,670,000	(7)	$3,924,000	(7)	$7,848,000	(7)
2009 Retention award	—		—		—		—		—		—
Performance Retention award	—		—		—		—		—		—
Deferred compensation award	—		—		—		—		—		—
Consulting arrangements	—		—		—		—		—		—
Additional retirement benefit	—		—		—		—		—		—
Health insurance benefits	$18,234	(8)	—		—		—		—		—
Executive life insurance premiums	—		—		—		—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2015 or any pension or other vested retirement benefits.
1.	Represents one year of base salary.
2.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
3.	Represents full vesting of the 2013, 2014 and 2015 grants of 34,000, 89,500, and 76,400 shares of restricted stock, respectively, with a value of $1,140,700, $2,940,145 and $2,471,540, respectively.
4.	Represents full vesting of the 2013, 2014, and 2015 grants of 101,900, 90,800, and 76,400 shares of restricted stock, respectively, with a value of $3,418,745, $2,991,860 and $2,471,540, respectively.
5.	Represents full vesting of the 2013, 2014, and 2015 grants of 203,700, 181,600, and 50,900 shares of restricted stock, respectively, with a value of $6,834,135, $5,983,720 and $1,646,615, respectively.
6.	Represents full vesting of the unvested portion of the 2013, 2014, and 2015 grants of 2,000,000 stock options, awarded each year, with a value of $35,840,000, $28,520,000, and $25,460,000, respectively.
7.	Represents full vesting of the 2013, 2014 and 2015 performance awards.
8.	Represents payment of his medical and dental insurance for one year.

BENEFITS PAYABLE AS A RESULT OF TERMINATION OF EMPLOYMENT IN CONNECTION WITH A CHANGE IN CONTROL OR GOING PRIVATE TRANSACTION(1)*

Elements	Charles F. Dolan(2)	James L. Dolan(3)		Brian G. Sweeney(4)		Kristin A. Dolan(5)		David G. Ellen(6)		Gregg G. Seibert(7)
Severance	—	$12,000,000	(8)	$9,000,000	(8)	$9,000,000	(8)	$6,000,000	(8)	$3,750,000	(8)
Most recent bonus	—	$5,696,000		$4,272,000		$4,272,000		$2,563,200		$2,396,154
Unvested restricted stock	$22,048,580	—		$6,552,385		$6,552,385		$8,882,145		$14,464,470
Unvested performance restricted stock units	$6,133,560	—		$2,471,540		$2,471,540		$2,471,540		$1,646,615
Unvested stock options	—	$89,820,000		—		—		—		—
Unvested performance options	—	—		—		—		—		—
Performance awards	$7,450,000	$6,655,303		$2,000,000		$2,000,000		$3,000,000		$6,000,000
2009 Retention award	—	—		—		—		—		—
Deferred compensation award	—	—		—		—		—		—
Consulting arrangements	—	—		—		—		—		—
Change in control bonus	—	—		—		—		—		$10,000,000	(9)
Health insurance benefits	—	—		—		—		—		—
Executive life insurance premiums	—	—		—		—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2015 or any pension or other vested retirement benefits.
1.	The numbers presented in this table reflect amounts payable as a result of a qualifying termination of employment by the executive or the Company following a change in control. The amounts payable as a result of a qualifying termination of employment by the executive or the Company following a going private transaction are generally equal to or less than the amounts payable as a result of a qualifying termination of employment by the executive or the Company following a change in control. For specific information about payments for a termination following a going private transaction, see Notes (2) to (6) below.
2.	If a change in control of the Company were to occur, but Mr. Charles F. Dolan’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control: (i) vesting of his 2013 and 2014 performance awards equal to a value of $7,450,000; (ii) vesting of all of his outstanding unvested restricted stock (668,000 shares) with a value of $22,048,580; and (iii) vesting of all his outstanding unvested performance restricted stock units (189,600 shares) with a value of $6,133,560. In the event of a qualifying termination of his employment by Mr. Charles F. Dolan or by the Company following a going private transaction, Mr. Charles F. Dolan would be entitled to receive the following (in addition to all previously vested amounts): (i) vesting of all of his outstanding unvested restricted stock (668,000 shares) with a value of $22,048,580; (ii) the full vesting of his 2013 and 2014 performance awards equal to a value of $7,450,000; and (iii) the full vesting of his outstanding unvested performance restricted stock units (189,600 shares) with a value of $6,133,560. If a going private transaction were to occur but Mr. Charles F. Dolan’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2013 performance award of $3,725,000.

3.	If a change in control of the Company were to occur but Mr. James L. Dolan’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control: (i) vesting of his 2013, 2014, and 2015 performance awards equal to a value of $6,655,303; and (ii) vesting of all of his outstanding unvested stock options (6,000,000 options) with a value of $89,820,000. If a change in control or a going private transaction of the Company were to occur and there was a qualifying termination of Mr. James L. Dolan’s employment by the Company, or by him, he would be entitled to receive: (i) vesting of his 2013, 2014 and 2015 performance awards equal to a value of $6,655,303; and (ii) vesting of all of his outstanding unvested stock options (6,000,000 options) with a value of $89,820,000. If a going private transaction were to occur but Mr. James L. Dolan’s employment was not terminated, he nevertheless be entitled to receive the full amount of 2013 performance award of $4,086,000.
4.	If a change in control of the Company were to occur but Mr. Sweeney’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control: (i) vesting of his 2013 and 2014 performance awards equal to a value of $2,000,000; (ii) vesting of all of his outstanding unvested restricted stock (199,900 shares) with a value of $6,552,385; and (iii) vesting of all his outstanding unvested performance restricted stock units (76,400 shares) with a value of $2,471,540. If a change in control or a going private transaction of the Company were to occur and there was a qualifying termination of Mr. Sweeney’s employment by the Company, or by him, he would be entitled to receive: (i) vesting of his 2013 and 2014 performance awards equal to a value of $2,000,000; (ii) vesting of all of his outstanding unvested restricted stock (119,900 shares) with a value of $6,552,385; and (iii) vesting of all his outstanding unvested performance restricted stock units (76,400 shares) with a value of $2,471,540. If a going private transaction were to occur but Mr. Sweeney’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2013 performance award of $500,000.
5.	If a change in control of the Company were to occur but Ms. Dolan’s employment was not terminated, she would nevertheless be entitled to receive the following upon consummation of the change in control: (i) vesting of her 2013 and 2014 performance awards equal to a value of $2,000,000; (ii) vesting of all of her outstanding unvested restricted stock (199,900 shares) with a value of $6,552,385; and (iii) vesting of all her outstanding unvested performance restricted stock units (76,400 shares) with a value of $2,471,540. If a change in control or a going private transaction of the Company were to occur and there was a qualifying termination of Ms. Dolan’s employment by the Company, or by her, she would be entitled to receive: (i) vesting of her 2013 and 2014 performance awards equal to a value of $2,000,000; (ii) vesting of all of her outstanding unvested restricted stock (119,900 shares) with a value of $6,552,385; and (iii) vesting of all her outstanding unvested performance restricted stock units (76,400 shares) with a value of $2,471,540. If a going private transaction were to occur but Ms. Dolan’s employment was not terminated, she would nevertheless be entitled to receive the full amount of her 2013 performance award of $500,000.

6.	If a change in control of the Company were to occur but Mr. Ellen’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control: (i) vesting of his 2013 and 2014 performance awards equal to a value of $3,000,000; (ii) vesting of all of his outstanding unvested restricted stock (269,100 shares) with a value of $8,882,145; and (iii) vesting of all his outstanding unvested performance restricted stock units (76,400 shares) with a value of $2,471,540. If a change in control or a going private transaction of the Company were to occur and there was a qualifying termination of Mr. Ellen’s employment by the Company or by Mr. Ellen, he would be entitled to receive: (i) vesting of his 2013 and 2014 performance awards equal to a value of $3,000,000; and (ii) vesting of all of his outstanding unvested restricted stock (269,100 shares) with a value of $8,882,145; and (iii) vesting of all his outstanding unvested performance restricted stock units (76,400 shares) with a value of $2,471,540. If a going private transaction were to occur but Mr. Ellen’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2013 performance award of $1,500,000.
7.	If a change in control of the Company were to occur but Mr. Seibert’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control: (i) vesting of his 2013 and 2014 performance awards equal to a value of $6,000,000; and (ii) vesting of all of his outstanding unvested restricted stock (436,200 shares) with a value of $14,464,470; and (iii) vesting of all his outstanding unvested performance restricted stock units (50,900 shares) with a value of $1,646,615. If a change in control or a going private transaction of the Company were to occur and there was a qualifying termination of Mr. Seibert’s employment by the Company, or by him, he would be entitled to receive: (i) vesting of his 2013 and 2014 performance awards equal to a value of $6,000,000; (ii) vesting of all of his outstanding unvested restricted stock (436,200 shares) with a value of $14,464,470; and (iii) vesting of all his outstanding unvested performance restricted stock units (50,900 shares) with a value of $1,646,615. If a going private transaction were to occur but Mr. Seibert’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2013 performance award of $3,000,000.
8.	Represents severance equal to two times the sum of his/her salary and target bonus.
9.	In connection with signing the Altice Merger Agreement, the Company agreed to pay Mr. Seibert a $10 million transaction bonus upon the consummation of the Merger.

*                     *                     *

The Merger will constitute a change in control of the Company under these executives’ employment agreements. See “Termination and Severance above for a description of certain termination-related provisions in the Altice Merger Agreement. The Merger will also constitute a change in control of the Company for purposes of the restricted stock, stock option and performance award agreements. See “—Long-Term Incentives” and “—Award Agreements” above for a description of these awards and the treatment of these awards in the Merger.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c))
Equity compensation plans approved by security holders	—	—	—
Class A common stock	15,633,330	$15.27	25,620,161
Equity compensation plans not approved by security holders	—	—	—

Total	15,633,330	$15.27	25,620,161

1.	Includes the following plans: the 1996 Stock Plan for Non-Employee Directors, the 2006 Employee Stock Plan, the 2006 Stock Plan for Non-Employee Directors, and the 2015 Employee Stock Plan. 41,400 shares of this amount relate to options held by AMC and MSG Networks employees, 466,283 shares of this amount relate to restricted stock units held by non-employee directors. Does not include 6,847,848 shares of restricted stock issued under the 2015 Employee Stock Plan and the 2006 Employee Stock Plan that were not yet vested at December 31, 2015.

2.	Represents the weighted-average exercise price of 13,394,617 outstanding stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP TABLE

This table shows the number and percentage of shares of the Company’s Class A common stock and the Company’s Class B common stock owned of record and beneficially as of April 21, 2016 by each director and each executive officer of the Company named in the summary compensation table. The table also shows the name, address and the number and percentage of shares owned by persons beneficially owning more than five (5%) percent of any class based upon filings made by those persons with the Securities and Exchange Commission on or prior to April 21, 2016.

In accordance with the terms of the Merger Agreement, the consummation of the Merger will result in a change of control of the Company.

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of all Classes of Stock Beneficially Owned(1)(2)
Dolan Family Group(3)	Class A common stock	14,776,441	6.7%	72.8%
340 Crossways Park Drive	Class B common stock	54,137,673	100%
Woodbury, NY 11797
Charles F. Dolan(3)(4)(5)(9)(24)	Class A common stock	6,525,725	2.9%	42.7%
340 Crossways Park Drive	Class B common stock	31,944,763	59.0%
Woodbury, NY 11797
Helen A. Dolan(3)(4)(5)(9)(24)	Class A common stock	6,525,725	2.9%	42.7%
340 Crossways Park Drive	Class B common stock	31,944,763	59.0%
Woodbury, NY 11797
The Vanguard Group (6)	Class A common stock	18,295,160	8.2%	2.4%
100 Vanguard Blvd.	Class B common stock	—	—
Malvern, PA 19355
BlackRock, Inc.(7)	Class A common stock	12,409,659	5.6%	1.6%
40 East 52nd Street	Class B common stock	—	—
New York, NY 10022
Jericho Capital Asset	Class A common stock	11,429,488	5.1%	1.5%
Management L.P.(8)	Class B common stock	—	—
Josh Resnick
510 Madison Ave, 27 Floor
New York, NY 10022
Rand V. Araskog(10)(11)	Class A common stock	108,000	*	*
	Class B common stock	—	—

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of all Classes of Stock Beneficially Owned(1)(2)
Edward C. Atwood(10)(11)(17)	Class A common stock	458,880	*		*
	Class B common stock	—	—
Frank J. Biondi(10)(11)	Class A common stock	4,230	*		*
	Class B common stock	—	—
James L. Dolan (3)(9)(12)(13)	Class A common stock	6,070,122	2.7%	5.	9%
(15)(30)	Class B common stock	3,904,703	7.2%
P.O. Box 420
Oyster Bay, NY 11771
Kristin A. Dolan (3)(9)	Class A common stock	6,070,122	2.7%	5.	9%
(12)(13)(15)(30)	Class B common stock	3,904,703	7.2%
P.O. Box 420
Oyster Bay, NY 11771
Patrick F. Dolan (3)(9)(14)(22)(28)	Class A common stock	496,639	*	4.	7%
340 Crossways Park Drive	Class B common stock	3,544,063	6.5%
Woodbury, NY 11797
Paul J. Dolan(3)(10)(11)(15)(25)	Class A common stock	760,838	*	9.	8%
(30) Progressive Field 2401 Ontario St.	Class B common stock	7,383,758	13.6%
Cleveland, OH 44115
Thomas C. Dolan (3)(9)	Class A common stock	631,799	*	4.	9%
(16)(23)(29)	Class B common stock	3,707,834	6.8%
340 Crossways Park Drive
Woodbury, NY 11797
Joseph J. Lhota(10)(11)	Class A common stock	—	*		*
	Class B common stock	—	—
Thomas V. Reifenheiser(10)(11)	Class A common stock	43,755	*		*
	Class B common stock	—	—
John R. Ryan(10)(11)	Class A common stock	12,630	*		*
	Class B common stock	—	—
Gregg G. Seibert(9)(31)	Class A common stock	553,000	*		*
	Class B common stock	—	—
Steven J. Simmons(10)(11)	Class A common stock	2,302	*		*
	Class B common stock	—	—
Brian G. Sweeney (3)(9)(10)(11)	Class A common stock	621,949	*	4.	9%
(18)(19)(22)(26)	Class B common stock	3,675,924	6.8%
340 Crossways Park Drive
Woodbury, NY 11797

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class		Combined Voting Power of all Classes of Stock Beneficially Owned(1)(2)
Deborah A. Dolan-	Class A common stock	621,949		*	4.9%
Sweeney (3)	Class B common stock	3,675,924	6.8%
(9)(10)(11)(18)(19)(22)(26)
340 Crossways Park Drive Woodbury, NY 11797
Vincent Tese(10)(11)	Class A common stock	259		*	*
	Class B common stock	—	—
Leonard Tow(10)(11)	Class A common stock	5,854		*	*
	Class B common stock	—	—
Marianne Dolan Weber	Class A common stock	209,301		*	4.7%
(3)(10)(11)(20)(23)(27)	Class B common stock	3,563,208	6.6%
P.O. Box 420
Oyster Bay, NY 11771
All executive officers and directors as a group 22 Persons(4)(5)(9)-(20) and (25)-(31)	Class A common stock	17,267,390	7.8%		73.0%
	Class B common stock	54,016,419	99.8%
Kathleen M. Dolan (3)	Class A common stock	1,114,368		*	29.0%
(15)(21)(25)(26)(27)(28)(29)(30)	Class B common stock	21,996,041	40.6%
P.O. Box 420
Oyster Bay, NY 11771
Mary S. Dolan(3)(22)(26)(29) 300 So. Riverside Plaza, Suite 1480 Chicago, IL 60606	Class A common stock	470,220		*	27.1%
	Class B common stock	20,671,064	38.2%
Matthew J. Dolan(3)(23)(27)(29) 231 Main Street Court House Annex Chardon, OH 44024	Class A common stock Class B common stock	366,203 7,271,042	13.4	* %	9.6%
David M. Dolan(3)(24)	Class A common stock	972,933		*	17.7%
7 Glenmaro Lane	Class B common stock	13,451,077	24.8%
St. Louis, MO 63131
Charles F. Dolan Children Trust FBO Kathleen M. Dolan (3)(25) P.O. Box 420 Oyster Bay, NY 11771	Class A common stock	191,456		*	4.8%
	Class B common stock	3,675,924	6.8%

Charles F. Dolan Children Trust FBO Deborah A. Dolan-Sweeney (3)(26) 340 Crossways Park Drive Woodbury, NY 11797	Class A common stock Class B common stock	191,456 3,675,924	6.8	* %	4.8%
Charles F. Dolan Children Trust FBO Marianne Dolan Weber (3)(27) P.O. Box 420 Oyster Bay, NY 11771	Class A common stock Class B common stock	191,456 3,563,208	6.6	* %	4.7%

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class		Combined Voting Power of all Classes of Stock Beneficially Owned(1)(2)
Charles F. Dolan Children Trust FBO Patrick F. Dolan (3)(28) 340 Crossways Park Drive Woodbury, NY 11797	Class A common stock Class B common stock	191,456 3,544,063	6.5	* %	4.7%
Charles F. Dolan Children Trust FBO Thomas C. Dolan (3)(29) 340 Crossways Park Drive Woodbury, NY 11797	Class A common stock Class B common stock	159,547 3,707,834	6.8	* %	4.9%
Charles F. Dolan Children Trust FBO James L. Dolan (3)(30) P.O. Box 420 Oyster Bay, NY 11771	Class A common stock Class B common stock	159,547 3,707,834	6.8	* %	4.9%

*	Less than 1%
1.	Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or to direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding and relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of Class A common stock is exclusive of the shares of Class A common stock that are issuable upon conversion of shares of Class B common stock.
2.	Shares of Class B common stock are convertible into shares of Class A common stock at the option of the holder on a share for share basis. The holder of one share of Class A common stock has one vote per share at a meeting of our stockholders and the holder of one share of Class B common stock has 10 votes per share at a meeting of our stockholders, except in the separate elections of directors. Holders of Class A common stock have the right to elect 25% of the Board of Directors rounded up to the nearest whole director and the holders of Class B common stock have the right to elect the remaining members of the Board of Directors.
3.	Members of the Dolan family have formed a “group” for purposes of Section 13(d) of the Securities Exchange Act of 1934. The members of this group (the “Group Members”) are: Charles F. Dolan, individually and as Trustee of the Charles F. Dolan 2009 Revocable Trust (the “CFD 2009 Trust”) and the Charles F. Dolan 2015 Grantor Retained Annuity Trust #1C (the “CFD 2015 GRAT #1C”); Helen A. Dolan, individually and as Trustee of the Helen A. Dolan 2009 Revocable Trust (the “HAD 2009 Trust”) and the Helen A. Dolan 2015 Grantor Retained Annuity Trust #1C (the “HAD 2015 GRAT #1C”); James L. Dolan; Thomas C. Dolan; Patrick F. Dolan; Kathleen M. Dolan, individually and as a Trustee of the Charles F. Dolan Children Trust FBO Kathleen M. Dolan, the Charles F. Dolan Children Trust FBO Deborah Dolan-Sweeney, the Charles F. Dolan

Children Trust FBO Marianne Dolan Weber, the Charles F. Dolan Children Trust FBO Patrick F. Dolan, the Charles F. Dolan Children Trust FBO Thomas C. Dolan and the Charles F. Dolan Children Trust FBO James L. Dolan (hereinafter collectively referred to as the “Dolan Children Trusts” and individually, a “Dolan Children Trust”), and as sole Trustee of the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust; Marianne Dolan Weber; Deborah A. Dolan-Sweeney; David M. Dolan, as a Trustee of the Charles F. Dolan 2009 Family Trust FBO Patrick F. Dolan, the Charles F. Dolan 2009 Family Trust FBO Thomas C. Dolan, the Charles F. Dolan 2009 Family Trust FBO James L. Dolan, the Charles F. Dolan 2009 Family Trust FBO Marianne Dolan Weber, the Charles F. Dolan 2009 Family Trust FBO Kathleen M. Dolan and the Charles F. Dolan 2009 Family Trust FBO Deborah Dolan-Sweeney (collectively, the “2009 Family Trusts” and individually, a “2009 Family Trust”) and as a Trustee of the CFD 2010 Grandchildren Trust FBO Descendants of James L. Dolan, CFD 2010 Grandchildren Trust FBO Descendants of Kathleen M. Dolan, CFD 2010 Grandchildren Trust FBO Descendants of Deborah A. Dolan-Sweeney, CFD 2010 Grandchildren Trust FBO Descendants of Marianne E. Dolan Weber and CFD 2010 Grandchildren Trust FBO Descendants of Patrick F. Dolan (collectively, the “CFD 2010 Grandchildren Trusts” and individually, a “2010 Grandchildren Trust”); Paul J. Dolan, as a Trustee of the Dolan Children Trusts FBO Kathleen M. Dolan and James L. Dolan; Matthew J. Dolan, as a Trustee of the Dolan Children Trusts FBO Marianne Dolan Weber and Thomas C. Dolan; Mary S. Dolan, as a Trustee of the Dolan Children Trusts FBO Deborah Dolan-Sweeney and Patrick F. Dolan, each of the 2009 Family Trusts and each of the CFD 2010 Grandchildren Trusts; Dolan Children Trust FBO Kathleen M. Dolan; Dolan Children Trust FBO Marianne Dolan Weber; Dolan Children Trust FBO Deborah Dolan-Sweeney; Dolan Children Trust FBO James L. Dolan; Dolan Children Trust FBO Thomas C. Dolan; Dolan Children Trust FBO Patrick F. Dolan; 2009 Family Trust FBO James L. Dolan; 2009 Family Trust FBO Thomas C. Dolan; 2009 Family Trust FBO Patrick F. Dolan; 2009 Family Trust FBO Kathleen M. Dolan; 2009 Family Trust FBO

Marianne Dolan Weber; 2009 Family Trust FBO Deborah A. Dolan-Sweeney; Ryan Dolan 1989 Trust; Tara Dolan 1989 Trust; CFD 2010 Grandchildren Trust FBO Descendants of Deborah A. Dolan-Sweeney; CFD 2010 Grandchildren Trust FBO Descendants of Kathleen M. Dolan; CFD 2010 Grandchildren Trust FBO Descendants of Marianne E. Dolan Weber; CFD 2010 Grandchildren Trust FBO Descendants of Patrick F. Dolan; CFD 2010 Grandchildren Trust FBO Aidan Dolan; CFD 2010 Grandchildren Trust FBO Quentin Dolan; CFD 2015 GRAT #1C; and HAD 2015 GRAT #1C. The Group Members may be deemed to beneficially own an aggregate of 68,914,114 shares of Class A common stock as a result of their beneficial ownership of (i) 14,776,441 shares of Class A common stock (including 715,502 shares of restricted stock and 7,088,966 shares of Class A common stock issuable upon the exercise of options granted pursuant to the Company’s Employee Stock Plan, which on April 21, 2016, were unexercised but were exercisable within a period of 60 days), and (ii) 54,137,673 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof. Individuals who are Group Members solely in their capacity as trustees of trusts that are Group Members may be deemed to beneficially own an additional 1,431,234 shares of Class A common stock. See footnotes (4), (5), (9) through (16), (18) through (30).
4.	Charles F. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 4,143,577 shares of Class A common stock (including 394,011 shares of Class A common stock, 351,900 unvested shares of restricted stock, 2,011,600 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days owned personally and 1,386,066 shares of Class A common stock owned by the CFD 2009 Trust); 1,415,795 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2009 Trust; 9,277,891 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2015 GRAT #1C, and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 2,376,448 shares of Class A common stock owned by the Dolan Family Foundation; 5,700 shares of Class A common stock owned by the 2009 Family Trusts; 1,032,685 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the HAD 2009 Trust; 6,767,315 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the HAD 2015 GRAT #1C; 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the 2009 Family Trusts and 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the
CFD 2010 Grandchildren Trusts. Includes 5,700 shares of Class A common stock and 9,607,337 shares of Class B common stock owned by the 2009 Family Trusts, and 3,843,740 shares of Class B common stock owned by the CFD 2010 Grandchildren Trusts which Charles F. Dolan may be deemed to have the right to acquire because he has the right to substitute assets with the trust, subject to the trustees’ reasonable satisfaction that the substitute assets received by the trust are of equal value to the trust property exchanged therefor. He disclaims beneficial ownership of 2,376,448 shares of Class A common stock owned by the Dolan Family Foundation; 5,700 shares of Class A common stock owned by the 2009 Family Trusts; 1,032,685 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the HAD 2009 Trust; 6,767,315 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the HAD 2015 GRAT #1C; 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the 2009 Family Trusts and 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2010 Grandchildren Trusts. See footnotes (5), (9), (24).
5.

Helen A. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 1,032,685 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the HAD 2009 Trust; 6,767,315 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the HAD 2015 GRAT #1C, and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 2,376,448 shares of Class A common stock owned by the Dolan Family Foundation; 5,700 shares of Class A common stock owned by the 2009 Family Trusts; an aggregate of 4,143,577 shares of Class A common stock (including 394,011 shares of Class A common stock, 351,900 unvested shares of restricted stock, 2,011,600 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days owned personally by her spouse, Charles F. Dolan and 1,386,066 shares of Class A common stock owned by the CFD 2009 Trust); 1,415,795 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2009 Trust; 9,277,891 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2015 GRAT #1C; 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the 2009 Family Trusts and 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2010 Grandchildren Trusts. Includes 5,700 shares of Class A common stock and

9,607,337 shares of Class B common stock owned by the 2009 Family Trusts, and 3,843,740 shares of Class B common stock owned by the CFD 2010 Grandchildren Trusts which Helen A. Dolan’s spouse, Charles F. Dolan, may be deemed to have the right to acquire because he has the right to substitute assets with the trust, subject to the trustees’ reasonable satisfaction that the substitute assets received by the trust are of equal value to the trust property exchanged therefor. She disclaims beneficial ownership of 2,376,448 shares of Class A common stock owned of the Dolan Family Foundation; 5,700 shares of Class A common stock owned by the 2009 Family Trusts; an aggregate of 4,143,577 shares of Class A common stock (including 394,011 shares of Class A common stock, 351,900 unvested shares of restricted stock, 2,011,600 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days owned personally by her spouse and 1,386,066 shares of Class A common stock owned by the CFD 2009 Trust); 1,415,795 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2009 Trust; 9,277,891 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2015 GRAT #1C; 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the 2009 Family Trusts and 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2010 Grandchildren Trusts. See footnotes (4), (9), (24).
6.	The Company has been informed that The Vanguard Group, an investment advisor, beneficially owned 18,295,160 shares of Class A common stock, and had sole voting power over 395,204 shares of Class A common stock, shared voting power over 19,600 shares of Class A common stock, shared dispositive power over 422,104 shares of Class A common stock and sole dispositive power over 17,873,056 shares of Class A common stock as of December 31, 2015.
7.	The Company has been informed that BlackRock, Inc. beneficially owned and had sole dispositive power over 12,409,659 shares of Class A common stock and had sole voting power over 10,453,223 shares of Class A common stock as of December 31, 2015.
8.	The Company has been informed that Jericho Capital Asset Management L.P. and Josh Resnick, an investment advisor, beneficially owned 11,429,488 shares of Class A common stock and had sole voting power and sole dispositive power over 11,429,488 shares of Class A common stock as of December 31, 2015.
9.	Includes shares of Class A common stock issuable upon the exercise of options granted pursuant to the Company’s 2006 Employee Stock Plan and predecessor plans, which on April 21, 2016, were unexercised but were exercisable within a period of 60 days. These amounts include the following number of shares of Class A common stock for the following individuals: Mr. Charles F. Dolan,
2,011,600; Mr. James L. Dolan, 4,618,466; Ms. Kristin A. Dolan, 67,800; Mr. Patrick F. Dolan, 95,800; Mr. Thomas C. Dolan, 199,500; Mr. Seibert, 0 and Mr. Brian G. Sweeney, 95,800; all executive officers and directors as a group 7,556,766.
10.	Includes shares of Class A common stock issuable upon the exercise of options granted pursuant to the Company’s 2006 Stock Plan for Non-Employee Directors and predecessor plans, which on April 21, 2016, were unexercised but were exercisable within a period of 60 days. These amounts include the following number of shares of Class A common stock for the following individuals: Mr. Araskog, 0; Mr. Atwood, 0; Mr. Biondi, 4,000; Ms. Deborah Dolan Sweeney, 0; Mr. Paul J. Dolan, 0; Mr. Lhota, 0; Mr. Reifenheiser, 4,000; Mr. Ryan, 4,000; Mr. Tese, 0; Dr. Tow, 4,000; Mr. Simmons, 0; and Ms. Marianne Dolan Weber, 0.
11.	Does not include restricted stock units granted under the Company’s 2006 Stock Plan for Non-Employee Directors and predecessor plans. These amounts include the following number of restricted stock units for the following individuals: Mr. Araskog, 54,095; Mr. Atwood, 6,088; Mr. Biondi, 54,095; Ms. Deborah Dolan-Sweeney, 43,225; Mr. Lhota, 12,491; Mr. Reifenheiser, 57,844; Mr. Ryan, 57,844; Mr. Simmons, 8,479; Mr. Tese, 57,844; Dr. Tow, 54,095; Ms. Marianne Dolan Weber, 54,095; and Mr. Paul J. Dolan, 6,088.
12.

James L. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 5,599,077 shares of Class A common stock (including 980,611 shares of Class A common stock and 4,618,466 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally; 60,627 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned personally and an aggregate of 7,700 shares of Class A common stock held as custodian for one or more of his children; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 284,048 shares of Class A common stock (including 73,947 shares of Class A common stock; 140,434 unvested shares of restricted stock, 67,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days and 1,867 shares of Class A common stock held in the Cablevision 401(k) Savings Plan’s Cablevision Stock Fund) owned personally by his spouse, Kristin A. Dolan; 5,000 shares of Class A common stock owned jointly with his spouse; 14,750 shares of Class A common stock owned by members of his household; 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for his benefit and an aggregate of 136,242 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the CFD 2010 Grandchildren Trusts FBO Aidan and Quentin Dolan for which his spouse serves as trustee. He disclaims beneficial ownership of an aggregate of 7,700 shares of Class A common stock held as custodian for one or more minor children; 14,750 shares of Class A common stock owned by members of his household; 284,048 shares of Class A common stock (including 73,947 shares of Class A common stock, 140,434 unvested shares of restricted stock, 67,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days and 1,867 shares of Class A common stock held in the Cablevision 401(k) Savings Plan’s Cablevision Stock Fund) owned personally by his spouse; 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for his benefit and an aggregate of 136,242 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the CFD 2010 Grandchildren Trusts FBO Aidan and Quentin Dolan for which his spouse serves as trustee.
13.	Kristin A. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 284,048 shares of Class A common stock (including 73,947 shares of Class A common stock; 140,434 unvested shares of restricted stock, 67,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days and 1,867 shares of Class A common stock held in the Cablevision 401(k) Savings Plan’s Cablevision Stock Fund) owned personally and an aggregate of 136,242 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the CFD 2010 Grandchildren Trusts FBO Aidan and Quentin Dolan for which she serves as trustee; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of an aggregate of 5,599,077 shares of Class A common stock (including 980,611 shares of Class A common stock and 4,618,466 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally by her spouse, James L. Dolan; 60,627 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned personally by her spouse; 5,000 shares of Class A common stock owned jointly with her spouse; an aggregate of 7,700 shares of Class A common stock held by her spouse as custodian for one or more minor children; 14,750 shares of Class A common stock owned by members of her household; 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of her spouse. She disclaims beneficial ownership of an aggregate of 7,700 shares of Class A common stock held by her spouse as custodian for one or more minor children; 14,750 shares of Class A common stock owned by members of her household; 5,599,077 shares of Class A common stock (including 980,611 shares of Class A common and 4,618,466 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally by her spouse; 60,627 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned personally by her spouse; 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of her spouse and an aggregate of 136,242 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the CFD 2010 Grandchildren Trusts FBO Aidan and Quentin Dolan for which she serves as trustee.
14.	Patrick F. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 282,780 shares of Class A common stock (including 151,546 shares of Class A common stock, 35,434 unvested shares of restricted stock and 95,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 17,025 shares of Class A common stock owned jointly with his spouse; 2,628 shares of Class A common stock owned personally by his spouse; 2,750 shares owned by the Daniel P. Mucci Trust (the “Mucci Trust”) for which he serves as co-trustee and 191,456 shares of Class A common stock owned by the Dolan Children Trust for his benefit and 3,544,063 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of 2,628 shares of Class A common stock owned personally by his spouse; 2,750 shares of Class A common stock held by the Mucci Trust and 191,456 shares of Class A common stock and 3,544,063 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for his benefit.
15.

Paul J. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 386,206 shares of Class A common stock (including 20,436 shares of Class A common stock held as custodian for one or more minor children and 365,770 shares of Class A common stock owned by the CFD Trust No. 10); and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 23,629 shares of Class A common stock owned jointly with his spouse and an aggregate of 351,003 shares of Class A common stock and 7,383,758 shares of

Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts for the benefit of Kathleen M. Dolan and James L. Dolan. He disclaims beneficial ownership of an aggregate of 20,436 shares of Class A common stock held as custodian for one or more minor children; 365,770 shares of Class A common stock owned by the CFD Trust No. 10 and an aggregate of 351,003 shares of Class A common stock and 7,383,758 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts for the benefit of Kathleen M. Dolan and James L. Dolan.
16.	Thomas C. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 472,252 shares of Class A common stock (including 225,452 shares of Class A common stock, 47,300 unvested shares of restricted stock and 199,500 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for his benefit.
17.	Edward C. Atwood may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 13,499 shares of Class A common stock owned personally; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of an aggregate of 445,381 shares of Class A common stock (including 79,611 shares of Class A common stock owned jointly with his spouse and 365,770 shares of Class A common stock owned by the CFD Trust No. 10 for the benefit of his spouse). He disclaims beneficial ownership of 365,770 shares of Class A common stock owned by the CFD Trust No. 10 for the benefit of his spouse.
18.	Brian G. Sweeney may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 389,562 shares of Class A common stock (including 153,328 shares of Class A common stock, 140,434 unvested shares of restricted stock and 95,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 8,881 shares of Class A common stock owned personally by his spouse, Deborah A. Dolan-Sweeney; an aggregate of 32,050 shares Class A common stock held in trusts for his children for which he serves as co-trustee and 191,456 shares of Class A common stock and 3,675,924 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of his spouse. He disclaims beneficial ownership of the 8,881 shares of Class A common stock owned personally by his spouse; an aggregate of 32,050 shares of Class A common stock held in trusts for his children for which he serves as co-trustee and 191,456 shares of Class A common stock and 3,675,924 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of his spouse.
19.	Deborah A. Dolan-Sweeney may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 8,881 shares of Class A common stock owned personally; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 389,562 shares of Class A common stock (including 153,328 shares of Class A common stock, 140,434 unvested shares of restricted stock and 95,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally by her spouse, Brian G. Sweeney; an aggregate of 32,050 shares of Class A common stock held in trusts for her children for which her spouse serves as co-trustee and 191,456 shares of Class A common stock and 3,675,924 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for her benefit. She disclaims beneficial ownership of 389,562 shares of Class A common stock (including 153,328 shares of Class A common stock, 140,434 unvested shares of restricted stock and 95,800 shares of Class A common stock issuable upon exercise of options which on April 21, 2016 were unexercised but were exercisable within a period of 60 days) owned personally by her spouse; an aggregate of 32,050 shares of Class A common stock held in trusts for her children for which her spouse serves as co-trustee and 191,456 shares of Class A common stock and 3,675,924 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for her benefit.
20.

Marianne Dolan Weber may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 10,845 shares of Class A common stock owned personally; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 2,400 shares of Class A common stock owned personally by her spouse; 4,600 shares of Class A common stock owned by members of her household and 191,456 shares of Class A common stock and 3,563,208 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for her benefit. She disclaims beneficial ownership of 2,400 shares of

Class A common stock owned personally by her spouse; 4,600 shares of Class A common stock owned by members of her household and 191,456 shares of Class A common stock and 3,563,208 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trust for her benefit.
21.	Kathleen M. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 20,250 shares of Class A common stock owned personally; an aggregate of 9,200 shares of Class A common stock held as custodian for one or more minor children and an aggregate of 121,254 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust for which she serves as trustee; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of an aggregate of 1,084,918 shares of Class A common stock owned by the Dolan Children Trusts (of which 191,456 shares are held for her benefit) and an aggregate of 21,874,787 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts (of which 3,675,924 shares are held for her benefit) and for which she serves as co-trustee. She disclaims beneficial ownership of an aggregate of 9,200 shares of Class A common stock held as custodian for one or more minor children; an aggregate of 121,254 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust for which she serves as trustee; an aggregate of 1,084,918 shares of Class A common stock owned by the Dolan Children Trusts (of which 191,456 shares are held for her benefit) and an aggregate of 21,874,787 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts (of which 3,675,924 shares are held for her benefit) and for which she serves as co-trustee.
22.	Mary S. Dolan may be deemed to have (i) the sole power to vote or to direct the vote and to dispose of or to direct the disposition of 27,250 shares of Class A common stock held as custodian for one or more minor children; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 33,037 shares of Class A common stock owned jointly with her spouse; an aggregate of 382,912 shares of Class A common stock and 7,219,987 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts for the benefit of Deborah Dolan-Sweeney and Patrick F. Dolan, an aggregate of 5,700 shares of Class A common stock and 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the 2009 Family Trusts; an aggregate of 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the CFD 2010 Grandchildren Trusts; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Aidan J. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Quentin F. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Marianne R. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Kevyn A. Dolan and 15,993 shares of Class A common stock owned of record by the CFD 2012 Descendants Trust. She disclaims beneficial ownership of 27,250 shares of Class A common stock held as custodian for one or more minor children; an aggregate of 382,912 shares of Class A common stock and 7,219,987 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts for the benefit of Deborah Dolan-Sweeney and Patrick F. Dolan and an aggregate of 5,700 shares of Class A common stock and 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the 2009 Family Trusts; an aggregate of 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion owned of record by the CFD 2010 Grandchildren Trusts; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Aidan J. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Quentin F. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Marianne R. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Kevyn A. Dolan and 15,993 shares of Class A common stock owned of record by the CFD 2012 Descendants Trust.
23.

Matthew J. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 6,300 shares of Class A common stock owned personally and 5,550 shares of Class A common stock held as custodian for his child; and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of an aggregate of 2,000 shares of Class A common stock owned of record with his spouse; 1,350 shares of Class A common stock held by his spouse as custodian for a minor child; 351,003 shares of Class A common stock and 7,271,042 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan. He disclaims beneficial ownership of 5,550 shares of Class A common stock held as custodian for his child; 1,350 shares of Class A common stock held by his spouse as custodian for a minor child and an aggregate of 351,003 shares of Class A common stock and 7,271,042 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan.
24.	David M. Dolan may be deemed to have (i) the sole power to vote or to direct the vote of and to dispose of or to direct the disposition of 915,712 shares of Class A common stock (including 7,186 shares of Class A common stock owned by the David M. Dolan Revocable Trust and 908,526 shares of Class A common stock owned by the Charles F. Dolan Charitable Remainder Trust); and (ii) the shared power to vote or to direct the vote of and to dispose of or to direct the disposition of 9,200 shares of Class A common stock owned jointly with his spouse; 21,000 shares of Class A common stock owned by the Ann H. Dolan Revocable Trust; and an aggregate of 5,700 shares of Class A common stock and 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the 2009 Family Trusts; an aggregate of 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2010 Grandchildren Trusts; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Aidan J. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Quentin F. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Marianne R. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Kevyn A. Dolan and 15,993 shares of Class A common stock owned of record by the CFD 2012 Descendants Trust. He disclaims beneficial ownership of 908,526 shares of Class A common stock owned by the Charles F. Dolan Charitable Remainder Trust; 21,000 shares of Class A common stock owned by the Ann H. Dolan Revocable Trust; an aggregate of 5,700 shares of Class A common stock and 9,607,337 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the 2009 Family Trusts; an aggregate of 3,843,740 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the CFD 2010 Grandchildren Trusts; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Aidan J. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Quentin F. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Marianne R. Dolan; 1,332 shares of Class A common stock owned of record by the CFD 2012 Grandchildren Trust FBO Kevyn A. Dolan and 15,993 shares of Class A common stock owned of record by the CFD 2012 Descendants Trust.
25.	Kathleen M. Dolan and Paul J. Dolan serve as co-trustees and have the shared power to vote and to dispose of the
191,456 shares of Class A common stock and 3,675,924 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Charles F. Dolan Children Trust FBO Kathleen M. Dolan.
26.	Kathleen M. Dolan and Mary S. Dolan serve as co-trustees and have the shared power to vote and to dispose of the 191,456 shares of Class A common stock and 3,675,924 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Charles F. Dolan Children Trust FBO Deborah A. Dolan Sweeney.
27.	Kathleen M. Dolan and Matthew J. Dolan serve as co-trustees and have the shared power to vote and to dispose of the 191,456 shares of Class A common stock and 3,563,208 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Charles F. Dolan Children Trust FBO Marianne Dolan-Weber.
28.	Kathleen M. Dolan and Mary S. Dolan serve as co-trustees and have the shared power to vote and to dispose of the 191,456 shares of Class A common stock and 3,544,063 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Charles F. Dolan Children Trust FBO Patrick F. Dolan.
29.	Kathleen M. Dolan and Matthew J. Dolan serve as co-trustees and have the shared power to vote and to dispose of the 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Charles F. Dolan Children Trust FBO Thomas C. Dolan.
30.	Kathleen M. Dolan and Paul J. Dolan serve as co-trustees and have the shared power to vote and to dispose of the 159,547 shares of Class A common stock and 3,707,834 shares of Class B common stock and the equal number of shares of Class A common stock issuable upon conversion thereof owned by the Charles F. Dolan Children Trust FBO James L. Dolan.
31.	Mr. Seibert’s service as an executive officer ended on March 1, 2015. Beneficial ownership information is based on information as of March 14, 2016.

Charles F. Dolan, members of his family and related family entities, by virtue of their ownership of Class B common stock, are able collectively to control stockholder decisions on matters in which holders of Class A common stock and Class B common stock vote together as a class, and to elect up to 75% of the Company’s Board. In addition, Charles F. Dolan, members of the Dolan family and related family entities entered into an amended Class B Stockholders Agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block on all matters to be voted on by holders of Class B common stock.

Registration Rights. On January 13, 2010, the Company entered into a registration rights agreement (the “Dolan Registration Rights Agreement”), with Charles F. Dolan, the Chairman of the Company, and all other holders of Class B common stock (other than the Charles F. Dolan Children Trusts referred to below), the Dolan Children’s Foundation and the Dolan Family Foundation. Under this agreement, Cablevision will provide the parties to the Dolan Registration Rights Agreement (the “Dolan Parties”) (and, in certain cases, transferees and pledgees of shares of Class B common stock owned by these parties) with certain demand and piggyback registration rights with respect to their shares of Class A common stock (including those issued upon conversion of shares of Class B common stock). The Dolan Parties own approximately 32.3 million shares of Class B common stock (the “Dolan Shares”), which represent approximately 59.6% of the outstanding Class B common stock as well as approximately 13.6 million shares of Class A common stock, which represent approximately 6.2% of the outstanding Class A common stock. Such shares of Class B common stock and Class A common stock, collectively, represent approximately 16.6% of the Company’s outstanding common stock and 44.0% of the aggregate voting power of the Company’s outstanding common stock.

Also on January 13, 2010, the Charles F. Dolan Children Trusts (the “Children Trusts”) and the Company entered into a registration rights agreement (the “Children Trusts Registration Rights Agreement”). Under this agreement, the Company will provide the Children Trusts (and, in certain cases, transferees and pledgees of shares of Class B common stock owned by these parties) with certain demand and piggy-back registration rights with respect to their shares of Class A common stock (including those issued upon conversion of shares of Class B common stock). The Children Trusts own approximately 21.9 million shares of Class B common stock (the “Children Trust Shares”), which represent approximately 40.4% of the outstanding Class B common stock, as well as approximately 1.1 million shares of Class A common stock, which represent approximately 0.5% of the outstanding Class A common stock. Such shares of Class B common stock and Class A common stock, collectively, represent approximately 8.3% of the Company’s common stock and 28.8% of the aggregate voting power of the Company’s outstanding common stock.

In the Children Trusts Registration Rights Agreement, each Children Trust has agreed that in the case of any sale or disposition of its shares of Class B common stock (other than to Charles F. Dolan or other Dolan family interests) by such Children Trust, or of any of the Children Trust Shares by any other Dolan family interest to which such shares of Class B common stock are transferred, such stock will be converted to Class A common stock. The Dolan Registration Rights Agreement does not include a comparable conversion obligation, and the conversion obligation in the Children Trusts Registration Rights Agreement does not apply to the Dolan Shares.

Children’s Foundation and the Dolan Family Foundation. Under this agreement, Cablevision will provide the parties to the Dolan Registration Rights Agreement (the “Dolan Parties”) (and, in certain cases, transferees and pledgees of shares of Class B common stock owned by these parties) with certain demand and piggyback

Item 13.	Certain Relationships and Related Transactions, and Director Independence

AGREEMENTS RELATED TO THE MSG DISTRIBUTION AND THE AMC DISTRIBUTION

On February 9, 2010, the Company distributed to its stockholders all of the common stock of MSG, a company which owns the sports, entertainment and media businesses previously owned and operated by the Madison Square Garden segment of the Company, to the stockholders of the Company (the “MSG Distribution”). The MSG Distribution took the form of a distribution by the Company of one share of MSG Networks Class A common stock for every four shares of Cablevision New York Group (“CNYG”) Class A common stock and one share of MSG Networks Class B common stock for every four shares of CNYG Class B common stock held of record at the close of business on the record date.

On June 30, 2011, the Company distributed to its stockholders all of the common stock of AMC, a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the

Company’s Rainbow segment (the “AMC Distribution” and, together with the MSG Distribution and the 2015 MSG Distribution (as defined below), the “Distributions”). The AMC Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record at the close of business on the record date.

For purposes of governing the ongoing relationships between Cablevision and MSG after the MSG Distribution and between Cablevision and AMC after the AMC Distribution, and to provide for an orderly transition, Cablevision has adopted certain policies described below and Cablevision and MSG, and Cablevision and AMC, have entered into the agreements described below.

DISTRIBUTION AGREEMENTS

In connection with the Distributions, the Company entered into distribution agreements (“Distribution Agreements”) with MSG and AMC (referred to herein as the “Spin Companies”). Under the Distribution Agreements, Cablevision provided each Spin Company with indemnities with respect to liabilities, damages, costs and expenses arising out of any of (i) Cablevision’s businesses (other than businesses of the relevant Spin Company), (ii) certain identified claims or proceedings, (iii) any breach by Cablevision of its obligations under the Distribution Agreements, (iv) any untrue statement or omission in the relevant Form 10 registration statement or information statement relating to Cablevision and its subsidiaries, and (v) in the case of MSG Networks, indemnification obligations MSG Networks may have to the National Basketball Association or the National Hockey League that result from acts or omissions of Cablevision. Each Spin Company provided Cablevision with indemnities with respect to liabilities, damages, costs and expenses arising out of any of (i) the Spin Company’s businesses, (ii) any breach by the Spin Company of its obligations under the Distribution Agreement, and (iii) any untrue statement or omission in the relevant Form 10 registration statement or the information statement other than any such statement or omission relating to Cablevision and its subsidiaries.

In the Distribution Agreements, each Spin Company released Cablevision from any claims it might have arising out of:

•	the management of the businesses and affairs of the Spin Company on or prior to the relevant Distribution;

•	the terms of the relevant Distribution, the Spin Company’s amended and restated certificate of incorporation, by-laws and the other agreements entered into in connection with the relevant Distribution; and

•	any decisions that were made, or actions taken, relating to the Spin Company or the relevant Distribution.

The Distribution Agreements also provided for access to records and information, cooperation in defending litigation, as well as methods of resolution for certain disputes.

TAX DISAFFILIATION AGREEMENTS

In connection with the Distributions, the Company entered into a tax disaffiliation agreement (the “Tax Disaffiliation Agreements”) with each Spin Company that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. References in this summary description of the Tax

Disaffiliation Agreements to the terms “tax” or “taxes” mean taxes as well as any interest, penalties, additions to tax or additional amounts in respect of such taxes.

Each Spin Company and its eligible subsidiaries previously joined with Cablevision in the filing of a consolidated return for U.S. federal income tax purposes as well as the filing of certain consolidated, combined, and unitary returns for state, local, and other applicable tax purposes. However, for periods (or portions thereof) beginning after the relevant Distribution, the Spin Company generally is no longer included in any Cablevision filings of federal, state, local or other applicable consolidated, combined or unitary tax returns.

Under each Tax Disaffiliation Agreement, with certain tax exceptions, Cablevision is generally responsible for all of the Spin Company’s federal, state, local and other applicable income taxes for any taxable period or portion of such period ending on or before the date of the relevant Distribution. With certain exceptions, each Spin Company will generally be responsible for all other taxes (including certain New York City income taxes) for all taxable periods ending on or before the date of the relevant Distribution, and all taxes that are attributable to the Spin Company or one of its subsidiaries after the date of the relevant Distribution.

Notwithstanding the Tax Disaffiliation Agreements, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the United States federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods in which the Spin Companies have been included in Cablevision’s consolidated group, the Spin Companies could be liable to the United States government for any United States federal income tax liability incurred, but not discharged, by any other member of such consolidated group. However, if any such liability were imposed, the Spin Companies would generally be entitled to be indemnified by Cablevision for tax liabilities allocated to Cablevision under the Tax Disaffiliation Agreements. Each Spin Company is responsible for filing all tax returns for any period ending after the date of the relevant Distribution that include the Spin Company or one of its subsidiaries other than any consolidated, combined or unitary income tax return for periods after such date (if any) that includes the Spin Company or one of its subsidiaries, on the one hand, and Cablevision or one of its subsidiaries (other than the Spin Company or any of its subsidiaries), on the other hand. Where possible, each Spin Company has waived the right to carry back any losses, credits, or similar items to periods ending prior to or on the date of the relevant Distribution; however, if the Spin Company cannot waive the right, it would be entitled to receive the resulting refund or credit, net of any taxes incurred by Cablevision with respect to the refund or credit.

Generally, each Spin Company has the authority to conduct all tax proceedings, including tax audits, relating to taxes or any adjustment to taxes for which the Spin Company is responsible for filing a return under the Tax Disaffiliation Agreement, and Cablevision has the authority to conduct all tax proceedings, including tax audits, relating to taxes or any adjustment to taxes for which Cablevision is responsible for filing a return under the Tax Disaffiliation Agreement. However, if one party acknowledges a liability to indemnify the other party for a tax to which such proceeding relates, and provides evidence to the other party of its ability to make such payment, the first-mentioned party will have the authority to conduct such proceeding. The Tax Disaffiliation Agreements further provide for cooperation between Cablevision and each Spin Company with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the agreement. Finally, the Tax Disaffiliation Agreements provide that none of Cablevision, the Spin Companies or any of their respective subsidiaries will take, or fail to take, any action where such action, or failure to act, would be inconsistent with or preclude the relevant Distribution from qualifying as a tax-free transaction to Cablevision and to its stockholders under Section 355 of the Code, or would otherwise cause holders of Cablevision stock receiving stock in the relevant Distribution to be taxed as a result of the relevant Distribution and certain transactions undertaken in connection with the relevant Distribution. Furthermore, the Tax Disaffiliation Agreement with AMC limits AMC’s ability to pre-pay, pay down, redeem, retire, or otherwise acquire a portion of the debt incurred by AMC in connection with the Distribution.

Moreover, each Spin Company must indemnify Cablevision and its subsidiaries, officers and directors for any taxes, resulting from action or failure to act, if such action or failure to act precludes the relevant Distribution from qualifying as a tax-free transaction (including taxes imposed as a result of a violation of the restrictions set forth above). Cablevision must indemnify each Spin Company and its subsidiaries, officers and directors for any taxes resulting from action or failure to act, if such action or failure to act precludes the relevant Distribution from qualifying as a tax-free transaction (including taxes imposed as a result of a violation of the restrictions set forth above).

EMPLOYEE MATTERS AGREEMENTS

In connection with the Distributions, Cablevision and each Spin Company entered into an employee matters agreement that allocates assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. In general, prior to the Distributions, Spin Company employees participated in various Cablevision retirement, health and welfare, and other employee benefit plans. After the Distributions, those employees generally participate in similar plans and arrangements established and maintained by the Spin Company; however, the Spin Companies continue to be participating companies in certain Cablevision employee benefit plans during a transition period. Effective as of the date of the relevant Distribution, each Spin Company and Cablevision held responsibility for their respective employees and compensation plans.

OTHER MSG ARRANGEMENTS

In connection with the MSG Distribution, Cablevision entered into a number of commercial and technical arrangements and agreements with MSG. These include arrangements for MSG’s use of equipment, offices and other premises, lease of transponders, provision of technical and transport services and vendor services, lease of titles in film and other libraries, access to technology, affiliation agreements with MSG programming services and for

Cablevision’s sponsorship of MSG and its professional sports teams.

On September 30, 2015, MSG Networks distributed to its stockholders all of the common stock of MSG (the “2015 MSG Distribution”). Following such distribution, certain of MSG Networks obligations and rights relating to the MSG Distribution may now run to MSG.

OTHER AMC ARRANGEMENTS

In connection with the AMC Distribution, Cablevision entered into a number of commercial and technical arrangements and agreements with AMC. These include arrangements for AMC’s use of equipment, offices and other premises, provision of technical and transport services and vendor services, and access to technology. Cablevision is a party to affiliation agreements with each of AMC, WE tv, IFC and Sundance Channel relating to the carriage of those programming networks on Cablevision’s cable systems.

Also, in connection with the AMC Distribution, the Company entered into an agreement with AMC relating to certain outstanding litigation involving AMC’s VOOM HD unit and DISH Network (the “VOOM Litigation Agreement”). On October 21, 2012, the Company and AMC settled this litigation. The terms of the settlement provided for the following, among other things:

•	DISH Network paid a cash settlement of $700 million to an account for the benefit of the Company and AMC;

•	The Company agreed to sell to DISH Network its multichannel video and data distribution service (“MVDDS”) spectrum licenses in 45 metropolitan areas in the U.S.;

•	DISH Network entered into a long-term affiliation agreement with subsidiaries of AMC Networks to carry on its satellite service AMC, IFC, the Sundance Channel and WE tv, and with a subsidiary of The Madison Square Garden Company to carry Fuse; and

•	An affiliate of DISH Network conveyed its 20% membership interest in VOOM HD to Rainbow Programming Holdings LLC, such that all of the cash settlement remains with the Company and AMC and its subsidiary, Rainbow Programming Holdings LLC (the “AMC Parties”).

The Company and the AMC Parties agreed that the allocation of the settlement proceeds would be determined pursuant to the VOOM Litigation Agreement. The Company and AMC agreed that, pending a determination of the allocation of the settlement proceeds, $350 million of the cash proceeds would be distributed to each of the Company and AMC. On April 8, 2013, the Company and AMC agreed, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement. The parties agreed that AMC would retain $175 million of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement). The Company would be allocated a total of $525 million of the cash settlement payment. The Company received $350 million of the cash proceeds from a joint escrow fund in December 2012 and $175 million from AMC on April 9, 2013.

RELATED PARTY TRANSACTION APPROVAL POLICY

The Board of Directors has adopted a Related Party Transaction Approval Policy. Under this policy, the Independent Committee of the Board consisting entirely of directors who have been determined by the board to be independent directors for purposes of the New York Stock Exchange corporate governance standards (“Independent Directors”) reviews and approves or takes such other action as it may deem appropriate with respect to transactions involving Cablevision and its subsidiaries, including CSC Holdings on the one hand, and in which any director, officer, greater than 5% stockholder of Cablevision or any other “related person” as defined in Item 404 of Regulation S-K under the Securities Act of 1933 (“Item 404”) has or will have a direct or indirect material interest. This approval requirement covers any transaction that meets the related party disclosure requirements of the Securities and Exchange Commission as set forth in Item 404. Under the Related Party Transaction Approval Policy, the Independent Committee similarly oversees approval of transactions and arrangements between Cablevision and its subsidiaries, including CSC Holdings, on the one hand, and each of MSG, MSG Networks and AMC, on the other hand, to the extent involving amounts in excess of the dollar threshold set forth in Item 404 (the “Item 404 Threshold”). The Related Party Transaction Approval Policy provides that to simplify the administration of the approval process under the Related Party Transaction Approval Policy, the Independent Committee may, where it deems it to be appropriate, establish guidelines for certain types of these transactions. The approval requirement will not apply to the implementation and administration of intercompany arrangements under the Related

Party Transaction Approval Policy, but covers any amendments, modifications, terminations or extensions involving amounts in excess of the Item 404 Threshold, as well as the handling and resolution of any disputes involving amounts in excess of the Item 404 Threshold. Cablevision’s executive officers and directors who are also senior executives or directors of MSG, MSG Networks or AMC, as the case may be, may participate in the negotiation, execution, amendment, modification, or termination of intercompany arrangements subject to the Related Party Transaction Approval Policy, as well as in any resolution of disputes under intercompany arrangements, on behalf of either or both of Cablevision and MSG, MSG Networks or AMC, as the case may be, in each case under the direction of the Independent Committee or the comparable committee of the board of directors of MSG, MSG Networks or AMC.

The Related Party Transaction Approval Policy cannot be amended or terminated without the prior approval of a majority of the Independent Directors and by a majority of the directors elected by the holders of Class B common stock.

POLICY CONCERNING CERTAIN MATTERS RELATING TO MSG, MSG NETWORKS AND AMC

James L. Dolan, the Chief Executive Officer of the Company, is the Executive Chairman of MSG and of MSG Networks and devotes a portion of his business time to those roles. He devotes most of his business time to his role as Chief Executive Officer of the Company. In addition, the following directors of the Company are also directors of MSG: Charles F. Dolan, James L. Dolan, Kristin A. Dolan, Thomas C. Dolan, Brian G. Sweeney and Vincent Tese, and the following directors of the Company are also directors of MSG Networks: Charles F. Dolan, James L. Dolan, Paul J. Dolan, Thomas C. Dolan and Brian G. Sweeney.

Charles F. Dolan, the Chairman of the Company, also serves as the Executive Chairman of AMC and devotes a portion of his business time to that role. He devotes most of his business time to his role as Chairman of the Company. In addition, the following directors of the Company are also directors of AMC: Charles F. Dolan, James L. Dolan, Kristin A. Dolan, Patrick F. Dolan, Thomas C. Dolan, Marianne Dolan Weber, Brian G. Sweeney and Leonard Tow.

Gregg G. Seibert, the Vice Chairman of the Company, also serves as the Vice Chairman of MSG, MSG Networks and AMC and devotes a portion of his business time to those roles. In light of the Distributions and the overlapping relationships created by those transactions, the Company has adopted a Policy Concerning Certain Matters Relating to The Madison Square Garden Company, MSG Networks Inc. and AMC Networks Inc. Including Responsibilities of Overlapping Directors and Officers (the “Overlap Policy”). In the Overlap Policy, Cablevision recognizes that (a) certain directors and officers (the “Overlap Persons”) of Cablevision and its subsidiaries, including CSC Holdings (collectively, the “Corporation”), have served and may serve as directors, officers, employees and agents of MSG, MSG Networks and AMC and their respective subsidiaries and successors (each of the foregoing is an “Other Entity”), (b) the Corporation, directly or indirectly, may engage in the same, similar or related lines of business as those engaged in by any Other Entity and other business activities that overlap with or compete with those in which such Other Entity may engage, (c) the Corporation may have an interest in the same areas of business opportunity as an Other Entity, (d) the Corporation will derive substantial benefits from the service of Overlap Persons as directors or officers of the Corporation, and (e) it is in the best interests of the Corporation that the rights of the Corporation, and the duties of any Overlap

Persons, be determined and delineated as provided in the Overlap Policy in respect of any Potential Business Opportunities (as defined below) and in respect of the agreements and transactions referred to therein. The provisions of the Overlap Policy will, to the fullest extent permitted by law, regulate and define the conduct of the business and affairs of the Corporation and its officers and directors who are Overlap Persons in connection with any Potential Business Opportunities and in connection with any agreements and transactions referred to therein. References in the Overlap Policy to “directors,” “officers,” “employees” and “agents” of any person will be deemed to include those persons who hold similar positions or exercise similar powers and authority with respect to any other entity that is a limited liability company, partnership, joint venture or other non-corporate entity.

If a director or officer of the Corporation who is an Overlap Person is presented or offered, or otherwise acquires knowledge of, a potential transaction or matter that may constitute or present a business opportunity for the Corporation, in which the Corporation could, but for the provisions of the Overlap Policy, have an interest or expectancy (any such transaction or matter, and any such actual or potential business opportunity, a “Potential Business Opportunity”), (i) such Overlap Person will, to the fullest extent permitted by law, have no duty or obligation to refrain from referring such Potential Business Opportunity to any Other Entity and, if such Overlap Person refers such Potential Business Opportunity to an Other Entity, such Overlap Person shall have no duty or obligation to refer such Potential Business Opportunity to the Corporation or to give any notice to the Corporation regarding such Potential Business Opportunity (or any matter related thereto), (ii) if such Overlap Person refers a Potential Business Opportunity to an Other Entity, such Overlap Person, to the fullest extent permitted by law, will not be liable to the Corporation as a director, officer, stockholder or otherwise, for any failure to refer such Potential Business Opportunity to the Corporation, or for referring such Potential Business Opportunity to any Other Entity, or for any failure to give any notice to the Corporation regarding such Potential Business Opportunity or any matter relating thereto, (iii) any Other Entity may participate, engage or invest in any such Potential Business Opportunity notwithstanding that such Potential Business Opportunity may have been referred to such Other Entity by an Overlap Person, and (iv) if a director or officer who is an Overlap

Person refers a Potential Business Opportunity to an Other Entity, then, as between the Corporation and such Other Entity, the Corporation shall be deemed to have renounced any interest, expectancy or right in or to such Potential Business Opportunity or to receive any income or proceeds derived therefrom solely as a result of such Overlap Person having been presented or offered, or otherwise acquiring knowledge of, such Potential Business Opportunity, unless in each case referred to in clause (i), (ii), (iii) and (iv), such Potential Business Opportunity satisfies all of the following conditions (any Potential Business Opportunity that satisfies all of such conditions, a “Restricted Potential Business Opportunity”): (A) such Potential Business Opportunity was expressly presented or offered to the Overlap Person solely in his or her capacity as a director or officer of the Corporation; (B) the Overlap Person believed that the Corporation possessed, or would reasonably be expected to be able to possess, the resources necessary to exploit such Potential Business Opportunity; and (C) such opportunity relates exclusively to the business of owning and operating a cable television, high speed data or voice telephone system; provided, that the Corporation is directly engaged in such business at the time the Potential Business Opportunity is presented or offered to the Overlap Person. In the Overlap Policy, the Corporation renounces, to the fullest extent permitted by law, on behalf of itself and each of its subsidiaries, any interest or expectancy in any Potential Business Opportunity that is not a Restricted Potential Business Opportunity. In the event the Corporation’s Board of Directors declines to pursue a Restricted Potential Business Opportunity, Overlap Persons are free to refer such Restricted Potential Business Opportunity to an Other Entity.

No contract, agreement, arrangement or transaction (or any amendment, modification or termination thereof) entered into between the Corporation, on the one hand, and an Other Entity, on the other hand, before such Other Entity ceased to be an indirect, wholly-owned subsidiary of Cablevision shall be void or voidable or be considered unfair to the Corporation solely because an Other Entity is a party thereto, or because any directors, officers or employees of an Other Entity were present at or participated in any meeting of the Board of Directors, or a committee thereof, of the Corporation, that authorized the contract, agreement, arrangement or transaction (or any amendment, modification or termination thereof), or because his, her or their votes were counted for such purpose. The Corporation may from time to time enter into and perform one or more contracts, agreements, arrangements or transactions (or amendments, modifications or supplements thereto) with an Other Entity. To the fullest extent permitted by law, no such contract, agreement, arrangement or transaction (nor any such amendments, modifications or supplements), nor the performance thereof by the Corporation or an Other Entity, shall be considered contrary to any fiduciary duty owed to the Corporation (or to any stockholder of the Corporation) by any director or officer of the Corporation who is an Overlap Person. To the fullest extent permitted by law, no director or officer of the Corporation who is an Overlap Person thereof shall have or be under any fiduciary duty to the Corporation (or to any stockholder of the Corporation) to refrain from acting on behalf of the Corporation or an Other Entity, in respect of any such contract, agreement, arrangement or transaction or performing any such contract, agreement, arrangement or transaction in accordance with its terms and each such director or officer of the Corporation who is an Overlap Person shall be deemed to have acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and shall be deemed not to have breached his or her duties of loyalty to the Corporation or any of its stockholders, and not to have derived an improper personal benefit therefrom.

No alteration, amendment or repeal of, or adoption of any provision inconsistent with, any provision of the Overlap Policy will have any effect upon (a) any agreement between the Corporation and any Other Entity thereof, that was entered into before the time of such alteration, amendment or repeal or adoption of any such inconsistent provision (the “Amendment Time”), or any transaction entered into in connection with the performance of any such agreement, whether such transaction is entered into before or after the Amendment Time, (b) any transaction entered into between the Corporation and any Other Entity, before the Amendment Time, (c) the allocation of any business opportunity between the Corporation and any Other Entity before the Amendment Time, or (d) any duty or obligation owed by any director or officer of the Corporation (or the absence of any such duty or obligation) with respect to any Potential Business Opportunity which such director or officer was offered, or of which such director or officer otherwise became aware, before the Amendment Time (regardless of whether any proceeding relating to any of the above is commenced before or after the Amendment Time).

CERTAIN OTHER TRANSACTIONS

Patrick F. Dolan, a director of the Company and the President of News 12 Networks of the Company, earned a base salary of $386,293 and a bonus of $366,000 in 2015 and was granted 19,100 shares of restricted stock and 19,100 performance restricted stock units. The bonus was paid in 2016. Patrick F. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Kathleen M. Dolan, Thomas C. Dolan, Deborah Dolan-Sweeney, Marianne Dolan Weber, the brother-in-law of Kristin A. Dolan and Brian G. Sweeney, and the cousin of Paul J. Dolan.

Thomas C. Dolan, a director of the Company and Executive Vice President, Strategy and Development — Office of the Chairman earned a base salary of $836,360 and a bonus of $501,800 in 2015 and was granted 25,500 shares of restricted stock and 25,500 performance restricted stock units. The bonus was paid in 2016. Thomas C. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Kathleen M. Dolan, Patrick F. Dolan, Deborah Dolan-Sweeney, Marianne Dolan Weber, the brother-in-law of Kristin A. Dolan and Brian G. Sweeney, and the cousin of Paul J. Dolan.

On April 15, 2011, Thomas C. Dolan filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York Supreme Court. The lawsuit raised compensation-related claims related to events largely from 2005 to 2008. In April 2015, Mr. Dolan was granted summary judgment on liability with damages to be determined. The matter was handled under the direction of the Independent Committee of the Board of Directors of the Company and, as previously disclosed, was settled in February 2016 for a payment by the Company of $21 million in return for a release of all claims by Mr. Thomas C. Dolan. As disclosed in February 2016, in connection with the settlement, Mr. Charles F. Dolan and Mr. James L. Dolan have entered into an agreement with the Company to reimburse the Company $6 million of the $21 million payment if the Merger is not consummated.

Rosemary E. Aigner is employed by the Company as a Coordinator — Marketing. Ms. Aigner is the mother of Kristin A. Dolan and the mother-in-law of James L. Dolan. She earned a base salary (including overtime) of $134,016 and a bonus of $5,304 in 2015.

In November 2006, the Company entered into a time sharing agreement with each of Messrs. Charles F. Dolan and James L. Dolan pursuant to which they may lease an aircraft from the Company for their personal use. The agreements provide for reimbursement to the Company for such usage at the maximum amount the Company legally may charge under Part 91 of the Federal Aviation Regulations (the “FAA Maximum Rate”). In 2015, Messrs. Charles F. Dolan and James L. Dolan paid the Company $114,354 and $272,754, respectively, for the use of the aircraft under these agreements. Messrs. Charles F. Dolan and James L. Dolan were imputed income for tax purposes related to certain personal flights where Standard Industry Fare Level rates published by the IRS exceeded the time share reimbursement.

In March 2011, the Company entered into a time sharing agreement with Mr. Gregg G. Seibert pursuant to which he may lease an aircraft from the Company for his personal use. In February 2012, the Company entered into a time sharing agreement with Mr. David G. Ellen, pursuant to which he may use an aircraft from the Company for his personal use. In April 2014, the Company entered into separate time sharing agreements with Ms. Kristin A. Dolan and Mr. Brian G. Sweeney pursuant to which each may lease an aircraft from the Company for their respective personal use. The agreements each provide for reimbursement to the Company for such usage at a rate no greater than the FAA Maximum Rate. In addition, each of Messrs. Seibert and Ellen are permitted to use for personal travel certain aircraft operated by entities controlled by Mr. Charles F. Dolan or other members of the Dolan family or other aircraft chartered by the Company with reimbursement for such usage at a rate no greater than the FAA Maximum Rate. The Company has time sharing agreements with an entity owned by Mr. Charles F. Dolan pursuant to which that entity may use helicopters owned by the Company and reimburses the Company for the usage at the FAA Maximum Rate. The entity paid $9,639 to the Company in 2015. The Company has an aircraft lease agreement with an entity owned by Mr. Patrick F. Dolan pursuant to which the Company may lease a helicopter owned by that entity and an aircraft lease agreements with entities owned by Messrs. Charles F. Dolan and Patrick F. Dolan pursuant to which the Company may lease aircraft owned by each such entity, in each case at a fixed hourly cost for Company usage, if any. The Company paid $179,427 in 2015 for use of these aircraft. Under aircraft support services agreements, the Company also provides aircraft support services for those aircraft for a monthly services fee and reimbursement of certain costs and expenses. The entities paid the Company $21,604 and $135,861, respectively, for support services for the aircraft in 2015. The Company leases excess hangar space to an entity owned by Mr. Charles F. Dolan for a monthly fee. That entity paid the Company $18,574 for lease of the hangar space and certain other costs and expenses in 2015.

In July 2009, an entity owned by Mr. Charles F. Dolan entered into a time sharing agreement with the Company pursuant to which the Company may lease a Gulfstream IV from the Dolan entity for its use. The agreement provides for reimbursement to the Dolan entity for such usage at a rate no greater than the FAA Maximum Rate. In February 2011, the parties replaced the time sharing agreement with a dry lease agreement pursuant to which the Company may lease the Gulfstream IV at the same reimbursement rate set forth in the prior agreement. The Company paid $102,518 in 2015 for usage of this aircraft. In connection with this aircraft, the Dolan entity has an aircraft support services agreement with the Company whereby the Company provides aircraft support services for such aircraft for a monthly fee and reimbursement of certain costs and expenses. The Dolan entity paid the Company $889,350 in 2015 for management of this aircraft.

In addition to the services described above, from time to time, certain other services, including employee services, of the Company are made available to members of the Dolan family and to entities owned by members of the Dolan family. It is the Company’s policy to receive reimbursement for the costs of these services.

CONFLICTS OF INTEREST

Mr. Charles F. Dolan and certain other principal officers of the Company and various affiliates of the Company are subject to certain conflicts of interest. These conflicts include, but are not limited to, the following:

Business Opportunities. Mr. Charles F. Dolan may from time to time be presented with business opportunities, which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems which the Company elects not to acquire under its right of first refusal. Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefore or interest therein that is offered or available to him or certain Dolan family interests. If a majority of the members of the Board, who are not employees of the Company or any of its affiliates (the “Independent Directors”) rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefor or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company. Mr. Dolan’s interests in companies other than the Company, may conflict with his interest in the Company.

Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan’s time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. Mr. Charles F. Dolan currently devotes most all of his business time to the Company’s affairs.

In the event that Mr. Charles F. Dolan or certain Dolan family interests decides to offer (other than to certain Dolan family interests or an entity affiliated with Mr. Dolan) for sale for his, her or its account any of his, her or its ownership interests in any cable television system or franchise therefor, he, she or it will (subject to the rights of third parties existing at such time) offer such interests to the Company. Mr. Dolan or such Dolan family interests may elect to require that, if the Company accepts such offer, up to one-half of the consideration for such interests would consist of shares of Class B common stock, which shares will be valued at the prevailing market price of the Class A common stock and the remainder would consist, at the election of Mr. Dolan, of shares of Class A common stock and/or cash. If a majority of the Independent Directors rejects such offer, Mr. Dolan or such Dolan family interests may sell such interests to third parties on terms no more favorable to such third parties than those offered to the Company. Neither Mr. Charles F. Dolan nor any family interests currently owns interests in any cable television system or franchise therefore, other than through the Company. The provisions described in this paragraph are not applicable to the sale of any ownership interests in the Company. See “—Policy Concerning Certain Matters Relating to MSG and AMC.”

DIRECTOR INDEPENDENCE

The Company’s Class A common stock is listed on the New York Stock Exchange. As a result, we are subject to the New York Stock Exchange’s corporate governance listing standards. However, a listed company that meets the New York Stock Exchange’s definition of “controlled company,” a company of which more than 50% of the voting power is held by a single entity or group, may elect not to comply with certain of these requirements. On March 19, 2004, the Class B stockholders who are members of the Dolan family and related family entities entered into a Stockholder Agreement relating, among other things, to the voting of their shares of the Company’s Class B common stock and filed a Schedule 13D with the Securities and Exchange Commission as a “group” under the rules of the Securities and Exchange Commission. As a result, we fall within the New York Stock Exchange’s definition of a “controlled company.”

As a “controlled company” we have the right to elect not to comply with the corporate governance rules of the New York Stock Exchange requiring: (i) a majority of independent directors on our Board, (ii) an independent corporate governance and nominating committee, and (iii) an independent compensation committee. Because of our status as a “controlled company” we have elected not to maintain a majority of independent directors on our Board or to have a corporate governance and nominating committee. We do comply with the requirement for an independent compensation committee. Our Board elected not to comply with the requirement for a majority of independent directors on our Board because of our voting structure. Under the terms of our Amended and Restated Certificate of Incorporation, the holders of the Company’s Class B common stock have the right to elect up to 75% of the members of our Board and there is no requirement that any of those directors be independent or be chosen independently.

In determining director independence, the Board applies the independence standards of the New York Stock Exchange and affirmatively determines whether each director has any other material relationship with the Company. In applying its independence standards, the Board has determined that each of the following non-employee directors is an independent member: Rand V. Araskog, Frank J. Biondi, Joseph J. Lhota, Thomas V. Reifenheiser, John R.

Ryan, Steven J. Simmons, Vincent Tese and Leonard Tow. In making the determination as to the independence of each director, the Board considered all relationships between that director and the Company and its affiliates and noted the following:

•	Vincent Tese has served as an outside director of The Madison Square Garden Company from the date on which its common stock was distributed to the Company’s stockholders, February 9, 2010, through September 30, 2015, the date on which that company completed its spin-off of MSG Spinco,

Inc. He has served as a director of MSG Spinco, Inc. (renamed The Madison Square Garden Company) since the September 30, 2015 spin-off. The Board considered this relationship in evaluating Mr. Tese’s independence and determined it was not material.

•	Leonard Tow has served as an outside director of AMC Networks Inc. since the date on which its common stock was distributed to the Company’s stockholders, June 30, 2011. The Board considered this relationship in evaluating Dr. Tow’s independence and determined it was not material.

Item 14.	Principal Accountant Fees and Services

KPMG LLP Information

The following table presents fees for services rendered by KPMG in 2014 and 2015.

	2014	2015
	(in thousands)
Audit Fees(1)	$3,892	$4,140
Audit Related Fees(2)	583	553
Tax Fees(3)	66	143
All Other Fees(4)	313	152

Total Fees	$4,854	$4,988

1.	Audit fees consisted of services for: (1) the audit of the Company’s annual financial statements, (2) audits of internal control over financial reporting, (3) reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, and (4) XBRL-related agreed-upon procedures related to the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
2.	Audit related fees consisted principally of services relating to regulatory requirements of certain subsidiaries, audits of employee benefit plans, agreed-upon procedures or expanded audit procedures to comply with contractual agreements and filings with the Securities and Exchange Commission.
3.	Tax fees consisted of fees for tax consultation services.
4.	This fee category consists of fees billed for services other than the services reported in other categories, and consists of fees for permissible advisory services not related to the audit.

The Audit Committee’s policy requires that the Audit Committee pre-approve audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority to the Chairman or any other member of the Audit Committee. All of the services for which fees were disclosed in the table above were pre-approved under the Audit Committee’s pre-approval policy.

REPORT OF AUDIT COMMITTEE

In accordance with its charter, the Audit Committee assists the Board in its oversight of the Company’s financial reporting process. Management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements and for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm (the “independent auditor”) is responsible for auditing the Company’s annual financial statements and expressing opinions as to the conformity of the annual financial statements with generally accepted accounting principles and on the effectiveness of the Company’s internal control over financial reporting.

As part of its oversight activities during 2015, the Audit Committee discussed with the independent auditor the overall scope and plans for its audit and approved the terms of its engagement letter. The Audit Committee also reviewed the Company’s internal audit plan. The Audit Committee met with the independent auditors and with the Company’s internal auditors, in each case with and without other members of management present, to discuss the results of their respective examinations, their evaluations of the Company’s internal controls and the overall quality and integrity of the Company’s financial reporting. Additionally, the Audit Committee reviewed the performance, responsibilities, budget and staffing of the Company’s internal auditors. Further, the Audit Committee monitored the Company’s response to matters raised through the confidential hotline and also discussed with management the processes by which the Company assesses and manages exposure to risks.

In the performance of its oversight function, the Audit Committee reviewed and discussed with management and the independent auditor the audited financial statements for the year ended December 31, 2015 and the independent auditor’s evaluation of the Company’s internal control over financial reporting. The Audit Committee discussed with the independent auditor the matters required to be discussed pursuant to Public Company Accounting Oversight Board Auditing Standard No. 16 (Communications with Audit Committees). The Audit Committee received the written disclosures and the letter from the independent auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee regarding independence, and the Audit Committee discussed with the independent auditor that firm’s independence. All audit and non-audit services performed by the independent auditor were approved in accordance with the Audit Committee’s pre-approval policy, and the Audit Committee has concluded that the provision of such services to the Company is compatible with the independent auditor’s independence.

Based upon the review and discussions described in this report, the Audit Committee recommended to the Board that the audited financial statements for the year ended December 31, 2015 be included in the Company’s Annual Report on Form 10-K for 2015 filed with the Securities and Exchange Commission.

Members of the Audit Committee
Joseph J. Lhota (Chairman)	John R. Ryan	Vincent Tese	Leonard Tow

ANNUAL REPORT ON FORM 10-K

We will furnish (upon payment of a reasonable charge for any exhibit requested) a copy of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, to any stockholder who requests one in writing. Any such request should be directed to Cablevision Systems Corporation, Investor Relations, 1111 Stewart Avenue, Bethpage, New York 11714.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 to be signed on their behalf by the undersigned, thereunto duly authorized.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Brian G. Sweeney
Name:	Brian G. Sweeney
Title:	President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC

April 29, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.