Form 10-Q
period 2016-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2016-05-05
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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
Number of shares of common stock outstanding as of April 29, 2016:

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

This Quarterly Report on Form 10-Q for the period ended March 31, 2016 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company", "we", "us" or "our").
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

Item 1.	Financial Statements
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$933,457	$1,003,279
Accounts receivable, trade (less allowance for doubtful accounts of $5,604 and $6,039)	260,979	266,383
Prepaid expenses and other current assets	144,007	124,842
Amounts due from affiliates	2,066	767
Deferred tax asset	—	14,596
Investment securities pledged as collateral	489,045	455,386
Derivative contracts	7,307	10,333
Total current assets	1,836,861	1,875,586
Property, plant and equipment, net of accumulated depreciation of $9,559,157 and $9,625,348	2,957,893	3,017,015
Investment securities pledged as collateral	822,808	756,596
Derivative contracts	31,461	72,075
Other assets	39,631	32,920
Amortizable intangible assets, net of accumulated amortization of $62,045 and $60,310	35,481	36,951
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	262,345
Deferred financing costs, net of accumulated amortization of $8,930 and $8,150	6,808	7,588
	$6,732,386	$6,800,174

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except share amounts) (Unaudited)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$452,984	$453,653
Accrued liabilities	479,383	632,995
Amounts due to affiliates	30,129	29,729
Deferred tax liability	23,674	—
Deferred revenue	63,246	55,545
Liabilities under derivative contracts	7,078	2,706
Credit facility debt	575,150	562,898
Collateralized indebtedness	433,014	416,621
Capital lease obligations	19,185	20,350
Notes payable	10,170	13,267
Total current liabilities	2,094,013	2,187,764
Deferred revenue	4,026	4,244
Other liabilities	228,726	260,752
Deferred tax liability	727,947	704,835
Credit facility debt	1,925,303	1,951,556
Collateralized indebtedness	758,310	774,703
Capital lease obligations	21,547	25,616
Notes payable	—	1,277
Senior notes and debentures	5,805,397	5,801,011
Total liabilities	11,565,269	11,711,758
Commitments and contingencies
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 305,148,220 and 304,196,703 shares issued and 222,188,952 and 222,572,210 shares outstanding	3,051	3,042
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	821,112	792,351
Accumulated deficit	(3,965,034)	(4,059,411)
	(3,140,330)	(3,263,477)
Treasury stock, at cost (82,959,268 and 81,624,493 CNYG Class A common shares)	(1,651,637)	(1,610,167)
Accumulated other comprehensive loss	(40,582)	(37,672)
Total stockholders' deficiency	(4,832,549)	(4,911,316)
Noncontrolling interest	(334)	(268)
Total deficiency	(4,832,883)	(4,911,584)
	$6,732,386	$6,800,174

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net (including revenues, net from affiliates of $1,139 and $1,191, respectively) (See Note 14)	$1,640,757	$1,614,771
Operating expenses:
Technical and operating (excluding depreciation and amortization and including net charges from affiliates of $44,892 and $44,937, respectively) (See Note 14)	810,961	795,888
Selling, general and administrative (including net charges from affiliates of $1,942 and $1,928, respectively) (See Note 14)	365,051	376,764
Restructuring expense (credits)	1,037	(532)
Depreciation and amortization	212,453	218,900
	1,389,502	1,391,020
Operating income	251,255	223,751
Other income (expense):
Interest expense, net	(148,482)	(145,012)
Gain (loss) on investments, net	100,365	(33,071)
Gain (loss) on equity derivative contracts, net	(48,012)	46,166
Miscellaneous, net	1,971	1,007
	(94,158)	(130,910)
Income from continuing operations before income taxes	157,097	92,841
Income tax expense	(62,786)	(37,940)
Income from continuing operations, net of income taxes	94,311	54,901
Loss from discontinued operations, net of income taxes	—	(10,502)
Net income	94,311	44,399
Net loss attributable to noncontrolling interests	66	234
Net income attributable to Cablevision Systems Corporation stockholders	$94,377	$44,633
Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.35	$0.21
Loss from discontinued operations, net of income taxes	$—	$(0.04)
Net income	$0.35	$0.17
Basic weighted average common shares (in thousands)	271,092	267,919
Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$0.34	$0.20
Loss from discontinued operations, net of income taxes	$—	$(0.04)
Net income	$0.34	$0.16
Diluted weighted average common shares (in thousands)	279,013	274,370
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$94,377	$55,135
Loss from discontinued operations, net of income taxes	—	(10,502)
Net income	$94,377	$44,633
Cash dividends declared per share of common stock	$—	$0.15

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$94,311	$44,399
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	(6,025)	15,408
Applicable income taxes	2,473	(6,317)
Unrecognized income (loss) arising during period, net of income taxes	(3,552)	9,091
Amortization of actuarial losses, net included in net periodic benefit cost	470	565
Applicable income taxes	(193)	(232)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	277	333
Settlement loss included in net periodic benefit cost	619	954
Applicable income taxes	(254)	(391)
Settlement loss included in net periodic benefit cost, net of income taxes	365	563
Other comprehensive income (loss)	(2,910)	9,987
Comprehensive income	91,401	54,386
Comprehensive loss attributable to noncontrolling interests	66	234
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$91,467	$54,620

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2016 and 2015 (In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$94,311	$44,399
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	10,502
Depreciation and amortization	212,453	218,900
Loss (gain) on investments, net	(100,365)	33,071
Loss (gain) on equity derivative contracts, net	48,012	(46,166)
Amortization of deferred financing costs and discounts on indebtedness	6,118	5,858
Share-based compensation expense related to equity classified awards	14,522	11,911
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	1,089	1,519
Deferred income taxes	55,065	36,759
Provision for doubtful accounts	5,133	7,581
Excess tax benefit related to share-based awards	—	(275)
Changes in other assets and liabilities	(183,784)	(108,725)
Net cash provided by operating activities	152,554	215,334
Cash flows from investing activities:
Capital expenditures	(148,652)	(166,631)
Proceeds related to sale of equipment, including costs of disposal	722	595
Decrease (increase) in other investments	472	(207)
Additions to other intangible assets	(570)	(6,622)
Net cash used in investing activities	(148,028)	(172,865)
Cash flows from financing activities:
Repayment of credit facility debt	(14,953)	(15,462)
Repayment of notes payable	(1,291)	—
Proceeds from collateralized indebtedness	—	150,084
Repayment of collateralized indebtedness and related derivative contracts	—	(119,116)
Proceeds from stock option exercises	13,665	2,552
Dividend distributions to common stockholders	(4,066)	(3,925)
Principal payments on capital lease obligations	(5,234)	(4,484)
Deemed repurchases of restricted stock	(41,469)	(18,101)
Distributions to noncontrolling interests, net	—	(258)
Excess tax benefit related to share-based awards	—	275
Net cash used in financing activities	(53,348)	(8,435)
Net increase (decrease) in cash and cash equivalents from continuing operations	(48,822)	34,034
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(21,000)	5
Net cash used in investing activities	—	(30)
Net decrease in cash and cash equivalents from discontinued operations	(21,000)	(25)
Cash and cash equivalents at beginning of year	1,003,279	850,413
Cash and cash equivalents at end of period	$933,457	$884,422

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$898,973	$995,827
Accounts receivable, trade (less allowance for doubtful accounts of $5,604 and $6,039)	260,979	266,383
Prepaid expenses and other current assets	140,631	122,176
Amounts due from affiliates	1,187	748
Investment securities pledged as collateral	489,045	455,386
Derivative contracts	7,307	10,333
Total current assets	1,798,122	1,850,853
Property, plant and equipment, net of accumulated depreciation of $9,559,157 and $9,625,348	2,957,893	3,017,015
Investment securities pledged as collateral	822,808	756,596
Derivative contracts	31,461	72,075
Other assets	39,631	32,920
Amortizable intangible assets, net of accumulated amortization of $62,045 and $60,310	35,481	36,951
Indefinite-lived cable television franchises	731,848	731,848
Trademarks and other indefinite-lived intangible assets	7,250	7,250
Goodwill	262,345	262,345
Deferred financing costs, net of accumulated amortization of $8,930 and $8,150	6,808	7,588
	$6,693,647	$6,775,441

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd) (In thousands, except membership unit amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND MEMBER DEFICIENCY
Current Liabilities:
Accounts payable	$452,984	$453,653
Accrued liabilities	426,304	573,931
Amounts due to affiliates	253,540	287,093
Deferred tax liability	103,096	60,963
Deferred revenue	63,246	55,545
Liabilities under derivative contracts	7,078	2,706
Credit facility debt	575,150	562,898
Collateralized indebtedness	433,014	416,621
Capital lease obligations	19,185	20,350
Notes payable	10,170	13,267
Total current liabilities	2,343,767	2,447,027
Deferred revenue	4,026	4,244
Other liabilities	227,647	256,946
Deferred tax liability	755,974	733,312
Credit facility debt	1,925,303	1,951,556
Collateralized indebtedness	758,310	774,703
Capital lease obligations	21,547	25,616
Notes payable	—	1,277
Senior notes and debentures	3,034,301	3,032,252
Total liabilities	9,070,875	9,226,933
Commitments and contingencies
Member's Deficiency:
Accumulated deficit	(1,761,640)	(1,817,831)
Senior notes due from Cablevision	(611,455)	(611,455)
Other member's equity (17,631,479 membership units issued and outstanding)	36,783	15,734
	(2,336,312)	(2,413,552)
Accumulated other comprehensive loss	(40,582)	(37,672)
Total member's deficiency	(2,376,894)	(2,451,224)
Noncontrolling interest	(334)	(268)
Total deficiency	(2,377,228)	(2,451,492)
	$6,693,647	$6,775,441
See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net (including revenues, net from affiliates of $1,139 and $1,191, respectively) (See Note 14)	$1,640,757	$1,614,771
Operating expenses:
Technical and operating (excluding depreciation and amortization and including net charges from affiliates of $44,892 and $44,937, respectively) (See Note 14)	810,961	795,888
Selling, general and administrative (including net charges from affiliates of $1,942 and $1,928, respectively) (See Note 14)	365,051	376,764
Restructuring expense (credits)	1,037	(532)
Depreciation and amortization	212,453	218,900
	1,389,502	1,391,020
Operating income	251,255	223,751
Other income (expense):
Interest expense	(93,560)	(89,552)
Interest income	12,887	12,177
Gain (loss) on investments, net	100,365	(33,071)
Gain (loss) on equity derivative contracts, net	(48,012)	46,166
Miscellaneous, net	1,971	1,007
	(26,349)	(63,273)
Income from continuing operations before income taxes	224,906	160,478
Income tax expense	(92,156)	(67,542)
Income from continuing operations, net of income taxes	132,750	92,936
Loss from discontinued operations, net of income taxes	—	(10,502)
Net income	132,750	82,434
Net loss attributable to noncontrolling interests	66	234
Net income attributable to CSC Holdings, LLC's sole member	$132,816	$82,668
Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$132,816	$93,170
Loss from discontinued operations, net of income taxes	—	(10,502)
Net income	$132,816	$82,668

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$132,750	$82,434
Other comprehensive income (loss):
Defined benefit pension plans and postretirement plans:
Unrecognized actuarial gain (loss)	(6,025)	15,408
Applicable income taxes	2,473	(6,317)
Unrecognized income (loss) arising during period, net of income taxes	(3,552)	9,091
Amortization of actuarial losses, net included in net periodic benefit cost	470	565
Applicable income taxes	(193)	(232)
Amortization of actuarial losses, net included in net periodic benefit cost, net of income taxes	277	333
Settlement loss included in net periodic benefit cost	619	954
Applicable income taxes	(254)	(391)
Settlement loss included in net periodic benefit cost, net of income taxes	365	563
Other comprehensive income (loss)	(2,910)	9,987
Comprehensive income	129,840	92,421
Comprehensive loss attributable to noncontrolling interests	66	234
Comprehensive income attributable to CSC Holdings, LLC's sole member	$129,906	$92,655

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$132,750	$82,434
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	10,502
Depreciation and amortization	212,453	218,900
Loss (gain) on investments, net	(100,365)	33,071
Loss (gain) on equity derivative contracts, net	48,012	(46,166)
Amortization of deferred financing costs and discounts on indebtedness	3,781	3,704
Share-based compensation expense related to Cablevision equity classified awards	14,522	11,911
Settlement loss and amortization of actuarial losses related to pension and postretirement plans	1,089	1,519
Deferred income taxes	57,887	15,270
Provision for doubtful accounts	5,133	7,581
Excess tax benefit related to share-based awards	(31,653)	(5,641)
Changes in other assets and liabilities	(179,732)	(66,774)
Net cash provided by operating activities	163,877	266,311
Cash flows from investing activities:
Capital expenditures	(148,652)	(166,631)
Proceeds related to sale of equipment, including costs of disposal	722	595
Decrease (increase) in other investments	472	(207)
Additions to other intangible assets	(570)	(6,622)
Net cash used in investing activities	(148,028)	(172,865)
Cash flows from financing activities:
Repayment of credit facility debt	(14,953)	(15,462)
Repayment of notes payable	(1,291)	—
Proceeds from collateralized indebtedness	—	150,084
Repayment of collateralized indebtedness and related derivative contracts	—	(119,116)
Distributions to Cablevision	(101,878)	(60,312)
Principal payments on capital lease obligations	(5,234)	(4,484)
Distributions to noncontrolling interests, net	—	(258)
Excess tax benefit related to share-based awards	31,653	5,641
Net cash used in financing activities	(91,703)	(43,907)
Net increase (decrease) in cash and cash equivalents from continuing operations	(75,854)	49,539
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(21,000)	5
Net cash used in investing activities	—	(30)
Net decrease in cash and cash equivalents from discontinued operations	(21,000)	(25)
Cash and cash equivalents at beginning of year	995,827	813,396
Cash and cash equivalents at end of period	$898,973	$862,910

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
Altice Merger
On September 16, 2015, Cablevision entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Altice N.V. (“Altice”), Neptune Merger Sub Corp., a wholly-owned subsidiary of Altice ("Merger Sub"), and Cablevision. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision (the "Merger"), with Cablevision surviving as a subsidiary of Altice.
In connection with the Merger, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share ("CNYG Class A Shares"), and Cablevision NY Group Class B common stock, par value $0.01 per share ("CNYG Class B Shares", and together with the CNYG Class A Shares, the "Shares") (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less applicable tax withholdings.
Also in connection with the Merger, outstanding equity-based awards granted under Cablevision’s equity plans will be cancelled and converted into a right to receive cash based upon the $34.90 per Share merger price in accordance with the original terms of the awards. As of March 31, 2016, the Company had 12,434,700 stock options, 3,769,485 restricted shares, 1,724,940 restricted stock units issued to employees and 466,283 restricted stock units issued to non-employee directors outstanding.
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
The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (which condition has been satisfied as of November 4, 2015), (iii) adoption and release of an order by the Federal Communications Commission granting any required consent to the transfer of control of Cablevision’s licenses (which condition has been satisfied as of May 3, 2016), (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 (which condition has been satisfied as of February 17, 2016), (v) the receipt of certain approvals from state public utility commissions and under certain local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, the Company currently expects the closing of the Merger to occur in the second quarter of 2016. The Merger is not subject to a financing condition.

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
The Company has expensed $1,416 in the first quarter of 2016 in connection with the Merger and it expects to incur additional costs prior to and upon consummation of the Merger, including $32,500 in transaction advisory fees.
In October 2015, Neptune Finco Corp. ("Finco"), a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, borrowed an aggregate principal amount of $3,800,000 under a term loan facility (the "Term Loans") and entered into revolving loan commitments in an aggregate principal amount of $2,000,000 (the "Revolving Credit Facility" and, together with the Term Loans, the "Senior Secured Credit Facilities"). The Term Loans will mature on October 9, 2022. Quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loans will be required to be made beginning with the first full fiscal quarter after the Closing Date. The Revolving Credit Facility will mature on October 9, 2020. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter (commencing with the last day of the first full fiscal quarter ended after the Closing Date) but only if on such day there are outstanding borrowings under the Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15,000).
Finco also issued $1,800,000 aggregate principal amount of 10.125% senior notes due 2023, $2,000,000 aggregate principal amount of 10.875% senior notes due 2025 and $1,000,000 aggregate principal amount of 6.625% senior guaranteed notes due 2025 (the "Senior Guaranteed Notes") (collectively the "Notes").
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the credit agreement, dated as of April 17, 2013 (the "Existing Credit Facility"), among CSC Holdings, certain subsidiaries of CSC Holdings and the lenders party thereto and (ii) the senior secured credit agreement, dated as of October 12, 2012, among Newsday LLC, CSC Holdings, and the lenders party thereto (the "Existing Newsday Credit Facility"), and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the consummation of the Merger of Merger Sub into Cablevision (the "Closing Date"), Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the Senior Guaranteed Notes will be guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, which own and operate the New Jersey cable television systems, Cablevision Lightpath, Inc. and any subsidiaries of CSC Holdings that are "Excluded Subsidiaries" under the indenture governing the Senior Guaranteed Notes) (such subsidiaries, the "Initial Guarantors") and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.

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
The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions: Cablevision has $2,771,096 carrying value of senior notes outstanding at March 31, 2016 (excluding the $611,455 aggregate principal amount of Cablevision notes held by Newsday Holdings) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings, which is eliminated in Cablevision's results of operations.
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
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2016.
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU No. 2015-03. ASU No. 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 was adopted by the Company on January 1, 2016 representing a change in accounting principle and was applied retrospectively to all periods presented. Debt issuance costs, net for Cablevision and CSC Holdings of $67,119 and $40,328, respectively, as

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

of December 31, 2015 were reclassified from deferred financing costs and presented as a reduction to debt in the consolidated balance sheets.
Cablevision's long-term debt on its consolidated balance sheet as of March 31, 2016 is net of $16,626 of unamortized debt discounts and $63,248 of unamortized deferred financing costs. CSC Holdings' long-term debt on its consolidated balance sheet as of March 31, 2016 is net of $13,626 of unamortized debt discounts and $38,320 of unamortized deferred financing costs.
Debt issuance costs, net for Cablevision and CSC Holdings of $7,588 as of December 31, 2015 relating to the Company’s revolving credit facility were not impacted by the adoption of ASU No. 2015-03 and continue to be recorded as long-term assets.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 was adopted by the Company on January 1, 2016 and did not have any impact on the Company's condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. ASU No. 2014-12 was adopted by the Company on January 1, 2016 and did not have any impact on the Company’s condensed consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides simplification of income tax accounting for share-based payment awards. The new guidance becomes effective for the Company on January 1, 2017 with early adoption permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be applied using the modified retrospective transition method. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term will be applied prospectively. The Company may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company has not yet completed the evaluation of the effect that ASU No. 2016-09 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019 with early adoption permitted and will be applied using the modified retrospective method. The Company has not yet completed the evaluation of the effect that ASU No. 2016-02 will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 that approved deferring the effective date by one year so that ASU No. 2014-09 would become effective for the Company

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

on January 1, 2018. The FASB also approved, in July 2015, permitting the early adoption of ASU No. 2014-09, but not before the original effective date for the Company as of January 1, 2017. The Company has not yet completed the evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements.
Reclassification
In connection with the adoption of ASU 2015-03 discussed above, certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation.
NOTE 3.    DIVIDENDS
During the three months ended March 31, 2016, Cablevision paid $4,066 related to restricted shares that vested during the period in respect of dividends declared and accrued on the CNYG common stock in prior periods.  In addition, as of March 31, 2016, approximately $3,773 was payable when, and if, restricted shares and restricted stock units outstanding on that date vest.
Pursuant to the terms of the Merger Agreement, Cablevision is not permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice. In accordance with these terms, Cablevision did not declare or pay dividends during the three months ended March 31, 2016.
During the three months ended March 31, 2016, CSC Holdings made cash equity distribution payments to Cablevision aggregating $101,878.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's payments in respect of dividends declared and accrued in prior periods related to restricted shares that vested;

•	Cablevision's interest payments on its senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Cablevision stockholders for the three months ended March 31, 2016 and 2015:

	2016	2015
	(in thousands)
Basic weighted average shares outstanding	271,092	267,919
Effect of dilution:
Stock options	4,396	2,703
Restricted stock	3,525	3,748
Diluted weighted average shares outstanding	279,013	274,370
Approximately 1,725,000 restricted stock units for the three months ended March 31, 2016 have been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
For the three months ended March 31, 2015, anti-dilutive shares totaling approximately 2,678,000 shares have been excluded from diluted weighted average shares outstanding.  Approximately 630,000 restricted shares and 1,817,000

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

restricted stock units for the three months ended March 31, 2015 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.
CSC Holdings
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.
NOTE 5.    GROSS VERSUS NET REVENUE RECOGNITION
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2016 and 2015, the amount of franchise fees and certain other taxes and fees included as a component of net revenue aggregated $50,422 and $49,570, respectively.
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
During the three months ended March 31, 2016 and 2015, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2016	2015
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Property and equipment accrued but unpaid	$67,383	$26,785
Capital lease obligations	—	990
Intangible asset obligations	182	302
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	(62)	1,079
Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	147,751	143,446
Income taxes paid (refunded), net	7,082	(382)
Continuing Operations - CSC Holdings:
Cash interest paid	89,874	85,564
Income taxes paid (refunded), net	7,082	(382)
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015:

Derivatives Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2016	Fair Value at December 31, 2015	Fair Value at March 31, 2016	Fair Value at December 31, 2015
Prepaid forward contracts	Current derivative contracts	$7,307	$10,333	$7,078	$2,706
Prepaid forward contracts	Long-term derivative contracts	31,461	72,075	—	—
Total derivative contracts		$38,768	$82,408	$7,078	$2,706
These prepaid forward contracts are not designated as hedging instruments for accounting purposes and the related gain (loss) of $(48,012) and $46,166, respectively, for the three months ended March 31, 2016 and 2015, has been reflected in gain (loss) on equity derivative contracts, net in the accompanying condensed consolidated statements of income.
Settlements of Collateralized Indebtedness
In April 2016, the Company settled collateralized indebtedness relating to 2,732,184 Comcast shares by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast shares. Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of March 31, 2016 reflect the reclassification of $166,882 of investment securities pledged as collateral from a current asset to a long-term asset and $133,691 of collateralized indebtedness from a current liability to a long-term liability.
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	At March 31, 2016
	Level I	Level II	Level III	Total
Assets:
Money market funds	$853,138	$—	$—	$853,138
Investment securities	152	—	—	152
Investment securities pledged as collateral	1,311,853	—	—	1,311,853
Prepaid forward contracts	—	38,768	—	38,768
Liabilities:
Prepaid forward contracts	—	7,078	—	7,078

	At December 31, 2015
	Level I	Level II	Level III	Total
Assets:
Money market funds	$922,765	$—	$—	$922,765
Investment securities	130	—	—	130
Investment securities pledged as collateral	1,211,982	—	—	1,211,982
Prepaid forward contracts	—	82,408	—	82,408
Liabilities:
Prepaid forward contracts	—	2,706	—	2,706
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
The Company's assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived cable television franchises, trademarks, other indefinite-lived intangible assets and goodwill.  During the quarter ended March 31, 2016, the Company performed its annual impairment test of goodwill, indefinite-lived cable television franchises, trademarks and other indefinite-lived intangible assets and there were no impairment charges recorded.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

		March 31, 2016
	Fair Value Hierarchy	Carrying Amount (c)	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$616,020
Debt instruments:
Credit facility debt (b)	Level II	$2,500,453	$2,510,701
Collateralized indebtedness	Level II	1,191,324	1,175,291
Senior notes and debentures	Level II	3,034,301	2,996,440
Notes payable	Level II	10,170	10,130
CSC Holdings total debt instruments		6,736,248	6,692,562
Cablevision senior notes	Level II	2,771,096	2,760,168
Cablevision total debt instruments		$9,507,344	$9,452,730

		December 31, 2015
	Fair Value Hierarchy	Carrying Amount (c)	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC (a)	Level II	$611,455	$616,020
Debt instruments:
Credit facility debt (b)	Level II	$2,514,454	$2,525,654
Collateralized indebtedness	Level II	1,191,324	1,176,396
Senior notes and debentures	Level II	3,032,252	2,996,440
Notes payable	Level II	14,544	14,483
CSC Holdings total debt instruments		6,752,574	6,712,973
Cablevision senior notes	Level II	2,768,759	2,760,168
Cablevision total debt instruments		$9,521,333	$9,473,141

(a)	These notes are eliminated at the consolidated Cablevision level.

(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.

(c)	Amounts are net of unamortized deferred financing costs and discounts.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 10.    INCOME TAXES
Cablevision
Cablevision recorded income tax expense of $62,786 for the three months ended March 31, 2016, reflecting an effective tax rate of 40%. During the three months ended March 31, 2016, Cablevision recorded tax benefit of $1,172 relating to an increase in tax credits. Absent this item, the effective tax rate for the three months ended March 31, 2016 would have been 41%. Cablevision recorded income tax expense of $37,940 for the three months ended March 31, 2015, reflecting an effective tax rate of 41%.
As of March 31, 2016, Cablevision's federal net operating loss and tax credit carryforwards were approximately $511,000 and $61,000, respectively. Subsequent to the full utilization of such carryforwards, payments for income taxes are expected to increase significantly.
CSC Holdings
CSC Holdings recorded income tax expense of $92,156 for the three months ended March 31, 2016, reflecting an effective tax rate of 41%. CSC Holdings recorded income tax expense of $67,542 for the three months ended March 31, 2015, reflecting an effective tax rate of 42%.
NOTE 11.    EQUITY PLANS
Cablevision's Equity Plans
The following table summarizes activity relating to Company employees who held Cablevision stock options for the three months ended March 31, 2016:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Based Vesting Options			Aggregate Intrinsic Value (a)
Balance, December 31, 2015	6,744,000	6,609,217	$15.28	6.80	$221,900
Granted	—	—	—
Exercised	(200,000)	(718,517)	14.86
Balance, March 31, 2016	6,544,000	5,890,700	$15.31	6.65	$219,925
Options exercisable at March 31, 2016	3,210,666	5,890,700	$14.24	6.03	$170,765
Options expected to vest in the future	3,333,334	—	$18.25	8.33	$49,160

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on March 31, 2016 or December 31, 2015, as indicated, and March 31, 2016 in the case of options exercisable and options expected to vest in the future.

Restricted Stock Award Activity
The following table summarizes activity relating to Company employees who held Cablevision restricted shares and restricted stock units for the three months ended March 31, 2016:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Restricted Shares	Number of Performance Restricted Shares	Number of Performance Based Restricted Stock Units ("PSU") (a)	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2015	4,967,748	1,880,100	1,772,430	$17.53
Granted	—	—	—	—
Vested	(2,239,167)	(753,296)	—	15.35
Awards forfeited	(85,900)	—	(47,490)	18.38
Unvested award balance, March 31, 2016	2,642,681	1,126,804	1,724,940	18.69

(a)
The PSUs entitle the employee to shares of CNYG common stock up to 150% of the number of PSUs granted depending on the level of achievement of the specified performance criteria. If the minimum performance threshold is not met, no shares will be issued. Accrued dividends are paid to the extent that a PSU vests and the related stock is issued.

During the three months ended March 31, 2016, 2,992,463 Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,248,875 of these shares, with an aggregate value of $41,469, were surrendered to the Company.  These acquired shares have been classified as treasury stock.
NOTE 12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012. On December 7, 2015, the parties entered into a settlement agreement, which is subject to approval by the Court. On December 11, 2015, plaintiffs filed a motion for preliminary approval of the settlement, conditional certification of the settlement class, and approval of a class notice distribution plan. On March 10, 2016 the Court granted preliminary approval of the settlement and approved the class notice distribution plan. Distribution of class notice is proceeding. The final approval hearing on the settlement is scheduled for September 12, 2016. In the quarter ended September 30, 2015, the Company recorded estimated charges associated with the settlement totaling $12,800, of which $9,500 is reflected in selling, general and administrative expense, and $3,300, representing the cost of benefits to class members that are reasonably expected to be provided, is reflected as a reduction to revenue, net. It is possible that the amount ultimately paid in connection with the settlement could exceed the amount recorded.
In re Cablevision Consumer Litigation: Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems. On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees. On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed. On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract. The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment. On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment. On May 30, 2014, the Court approved the form of class notice, and on October 7, 2014, approved the class notice distribution plan. The class notice distribution has been completed, and the opt-out period expired on February 27, 2015. Expert discovery commenced on May 5, 2014, and concluded on December 8 and 28, 2015, when the Court ruled on the pending expert discovery motions. On January 26, 2016, the Court approved a schedule for filing of summary judgment motions. Pursuant to the Court’s order, plaintiffs filed a motion for summary judgment on March 31, 2016, and the Company sought leave of Court to file its own summary judgment motion. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
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
Other Litigation
In April 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York State Supreme Court.  The lawsuit raises compensation-related claims related to events largely from 2005 to 2008.  The matter was handled under the direction of an independent committee of the Board of Directors of Cablevision. In April 2015, the Court granted summary judgment in favor of the plaintiff on liability, with damages to be determined.  On June 18, 2015, the Company filed a notice of appeal. As previously disclosed, on February 8, 2016, Cablevision and Thomas C. Dolan entered into a settlement pursuant to which the Company agreed to pay plaintiff $21,000 and plaintiff released all claims. A stipulation of dismissal with prejudice was approved and entered by the Court on February 8, 2016, and payment was made the same day. The appeal has also been withdrawn. As previously disclosed, in connection with the settlement, Charles F. Dolan and James L. Dolan have entered into an agreement to pay the Company, in the aggregate, $6,000 in partial reimbursement of the Company's settlement payment to Thomas C. Dolan if the Company's pending merger with Altice is not consummated.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net from continuing operations
Cable	$1,480,119	$1,451,538
Lightpath	91,804	91,124
Other	78,097	81,780
Inter-segment eliminations (a)	(9,263)	(9,671)
	$1,640,757	$1,614,771

Inter-segment revenues
Cable	$(131)	$(280)
Lightpath	(4,555)	(4,745)
Other	(4,577)	(4,646)
	$(9,263)	$(9,671)

Adjusted operating cash flow (deficit) from continuing operations
Cable	$472,199	$446,555
Lightpath	43,387	43,395
Other	(36,144)	(35,920)
	$479,442	$454,030

Depreciation and amortization included in continuing operations
Cable (b)	$(180,694)	$(186,245)
Lightpath (b)	(21,524)	(22,738)
Other	(10,235)	(9,917)
	$(212,453)	$(218,900)

Share-based compensation expense included in continuing operations
Cable	$(10,083)	$(8,211)
Lightpath	(1,629)	(1,382)
Other	(2,985)	(2,318)
	$(14,697)	$(11,911)

Restructuring credits (expense) included in continuing operations
Cable	$—	$—
Lightpath	—	—
Other	(1,037)	532
	$(1,037)	$532

Operating income (loss) from continuing operations
Cable	$281,422	$252,099
Lightpath	20,234	19,275
Other	(50,401)	(47,623)
	$251,255	$223,751

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming and voice services to the Company's Cable segment.

(b)	The Cable and Lightpath segments share portions of each other's network infrastructure. Depreciation charges are recorded by the segment that acquired the respective asset.
For the three months ended March 31, 2016 and 2015, Cable segment revenue was derived from the following sources:

	Three Months Ended March 31,
	2016	2015
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$785,255	$800,968
High-speed data	401,536	362,872
Voice	223,710	231,593
Advertising	30,189	30,777
Other (including installation, advertising sales commissions, home shopping, and other products)	39,429	25,328
	$1,480,119	$1,451,538

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:
	Three Months Ended March 31,
	2016	2015

Operating income for reportable segments	$251,255	$223,751
Items excluded from operating income:
CSC Holdings interest expense	(93,560)	(89,552)
CSC Holdings interest income	874	164
CSC Holdings intercompany interest income	12,013	12,013
Gain (loss) on investments, net	100,365	(33,071)
Gain (loss) on equity derivative contracts, net	(48,012)	46,166
Miscellaneous, net	1,971	1,007
CSC Holdings income from continuing operations before income taxes	224,906	160,478
Cablevision interest expense	(55,807)	(55,629)
Intercompany interest expense	(12,013)	(12,013)
Cablevision interest income	11	5
Cablevision income from continuing operations before income taxes	$157,097	$92,841

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the Company's capital expenditures by reportable segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Capital expenditures
Cable	$119,591	$133,571
Lightpath	21,157	23,732
Other	7,904	9,328
	$148,652	$166,631
All revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.
NOTE 14.    RELATED PARTY TRANSACTIONS
The following table summarizes the revenue and charges related to services provided to or received from AMC Networks Inc., The Madison Square Garden Company and MSG Networks Inc. not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended March 31,
	2016	2015

Revenues, net	$1,139	$1,191
Operating expenses:
Technical expenses (a)	$44,892	$44,937
Selling, general and administrative expenses, net	1,942	1,928
Operating expenses, net	46,834	46,865
Net charges	$45,695	$45,674

(a)
Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks, as well as for AMC, WE tv, IFC, Sundance Channel and BBC America on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion under this Item 2, are presented in thousands.
Altice Merger
On September 16, 2015, Cablevision entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Altice N.V. ("Altice"), Neptune Merger Sub Corp., a wholly-owned subsidiary of Altice ("Merger Sub"), and Cablevision. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Cablevision (the "Merger"), with Cablevision surviving as a subsidiary of Altice.
In connection with the Merger, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share ("CNYG Class A Shares"), and Cablevision NY Group Class B common stock, par value $0.01 per share ("CNYG Class B Shares", and together with the CNYG Class A Shares, the "Shares") (other than (i) Shares owned by Cablevision, Altice or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, and (ii) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights) will be converted into the right to receive $34.90 in cash, without interest, less applicable tax withholdings.
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
The completion of the Merger is subject to certain customary conditions and approvals set forth in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the holders of Shares representing a majority of all votes entitled to be cast in the matter (which condition has been satisfied as described above), (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (which condition has been satisfied as of November 4, 2015), (iii) adoption and release of an order by the Federal Communications Commission granting any required consent to the transfer of control of Cablevision’s licenses (which condition has been satisfied as of May 3, 2016), (iv) the conclusion of a review by the Committee on Foreign Investment in the United States pursuant to Section 721 of Title VII of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 (which condition has been satisfied as of February 17, 2016), (v) the receipt of certain approvals from state public utility commissions and under certain local franchise ordinances and agreements, (vi) the absence of any applicable law or order prohibiting consummation of the Merger, and (vii) other customary closing conditions, including (a) the accuracy of Cablevision’s and Altice’s respective representations and warranties (subject to customary materiality qualifiers) and (b) Cablevision’s and Altice’s compliance with their respective obligations and covenants contained in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, the Company currently expects the closing of the Merger to occur in the second quarter of 2016. The Merger is not subject to a financing condition.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

can be terminated that would require Cablevision to pay the termination fee. If the Merger Agreement is terminated by Cablevision in connection with Altice’s failure to consummate the Merger due to a failure of Altice’s financing of the Merger, then Altice has agreed to pay to Cablevision a termination fee of $560,000.
In October 2015, Neptune Finco Corp. ("Finco"), a wholly-owned subsidiary of Altice formed to complete the financing described herein and the merger with CSC Holdings, issued an aggregate principal amount of $3,800,000 (the "Term Loans") and revolving loan commitments in an aggregate principal amount of $2,000,000 (the “Revolving Credit Facility” and, together with the Term Loans, the "Senior Secured Credit Facilities"). The Term Loans will mature on October 9, 2022. Quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loans will be required to be made beginning with the first full fiscal quarter after the Closing Date. The Revolving Credit Facility will mature on October 9, 2020. The Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of 5.0 to 1.0, which will be tested on the last day of each fiscal quarter (commencing with the last day of the first full fiscal quarter ended after the Closing Date) but only if on such day there are outstanding borrowings under the Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15,000).
Finco also completed an offering of $1,800,000 aggregate principal amount of 10.125% senior notes due 2023, $2,000,000 aggregate principal amount of 10.875% senior notes due 2025 and $1,000,000 aggregate principal amount of 6.625% senior guaranteed notes due 2025 (the Senior Guaranteed Notes") (collectively the "Notes").
Altice intends to use the proceeds from the Term Loans and the Notes, together with an equity contribution from Altice and its co-investors and existing cash at Cablevision, to (a) finance the Merger, (b) refinance (i) the credit agreement, dated as of April 17, 2013 (the "Existing Credit Facility"), among CSC Holdings, certain subsidiaries of CSC Holdings and the lenders party thereto and (ii) the senior secured credit agreement, dated as of October 12, 2012, among Newsday LLC, CSC Holdings, and the lenders party thereto, (the "Existing Newsday Credit Facility"), and (c) pay related fees and expenses.
Prior to the Merger, CSC Holdings is not responsible for the obligations under the Senior Secured Credit Facilities or the Notes. Following the consummation of the Merger of Merger Sub into Cablevision (the "Closing Date"), Finco will be merged with and into CSC Holdings. As the surviving entity in such merger, CSC Holdings will assume all of the rights and obligations of the borrower under the Senior Secured Credit Facilities and the issuer under the Notes. Within two business days following the Closing Date, (a) the Senior Guaranteed Notes will be guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, which own and operate the New Jersey cable television systems, Cablevision Lightpath, Inc. and any subsidiaries of CSC Holdings that are "Excluded Subsidiaries" under the indenture governing the Senior Guaranteed Notes) (such subsidiaries, the "Initial Guarantors") and (b) the obligations under the Senior Secured Credit Facilities will be (i) guaranteed on a senior basis by each Initial Guarantor and (ii) secured on a first priority basis by capital stock held by CSC Holdings and the guarantors in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
Summary
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Cable
Our Cable segment, which accounted for 90% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2016, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services.  These monthly charges include fees for video programming, high-speed data and VoIP services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems. Our video, high-speed data and Voice over Internet Protocol ("VoIP") services (including advertising and other revenue) accounted for 51%, 25%, and 14%, respectively, of our consolidated revenues, net of inter-segment eliminations. See further details of our Cable segment revenues in "Business Segment Results - Cable" below.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our video customers, speed tier upgrades by our high-speed data customers, and acquisition transactions that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines, including commercial establishments that have connected to our cable distribution network). As penetration rates increase, the number of available homes to which we can market our services generally decreases. Due to the high penetration of our video, high-speed data and VoIP services (50.7%, 55.6%, and 42.9%, respectively, of serviceable passings at March 31, 2016), our ability to maintain or increase our existing customers and revenue in the future will continue to be negatively impacted.
We face competition from telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail under “Competition” in our Annual Report on Form 10-K for the year ended December 31, 2015, we face intense competition from Verizon Communications Inc. ("Verizon") and Frontier Communications Corporation ("Frontier"). Verizon has constructed a fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area. Our estimate of Verizon's build-out and sales activity in our service area is difficult to assess because it is based upon visual inspections and other limited estimating techniques, and therefore serves only as an approximation.  We estimate that Verizon is currently able to sell a fiber-based video service, as well as high-speed data and VoIP services, to at least half of the households in our service area.  In certain other portions of our service area, Verizon has also built its fiber network where we believe it is not currently able to sell its fiber-based video service, but is able to sell its high-speed data and VoIP services.  In these areas (as well as other parts of our service area) Verizon markets DBS services along with its high-speed data and VoIP services. Verizon’s fiber network also passes areas where we believe it is not currently able to sell its video, high-speed data or VoIP services. Accordingly, Verizon may increase the number of customers in our service area to whom it is able to sell video, high-speed data and VoIP services in the future.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we may continue to do so in the future.  For example, we have deployed WiFi access points throughout our footprint and in the first quarter of 2015, we launched Freewheel, a new all-WiFi phone service providing unlimited data, talk and text that works anywhere in the world where WiFi is accessible and operates only when the device is connected to a WiFi signal. During the pendency of the Merger, investments in our network and the development of new and innovative products and other service offerings for our customers will be subject to our covenant in favor of Altice regarding the conduct of interim operations, including our covenant regarding our level of capital expenditures that may be committed to such projects without Altice's consent.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our programming costs, which are the most significant component of our Cable segment's operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See "Business Segments Results - Cable" below for a further discussion of revenues and operating expenses.
Lightpath
Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2016.  Lightpath derives revenues from the sale of fiber-based telecommunications services to the business market. Lightpath operates in a highly competitive business telecommunications market and competes against the very largest telecommunications companies - including incumbent local exchange carriers and competitive local exchange carriers, and long distance voice service companies. More specifically, Lightpath faces substantial competition from Verizon and Frontier which are the dominant providers of local telephone and broadband services in their respective service areas.  To the extent our competitors reduce their prices, future success of our Lightpath business may be negatively impacted.
Other
Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2016, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites, (ii) the News 12 Networks, our regional news programming services, (iii) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (iv) certain other businesses and unallocated corporate costs.
Newsday
Newsday's revenue is derived primarily from the sale of advertising and the sale of the Newsday daily newspaper, including home delivery, digital subscriptions, and single copy sales through local retail outlets ("circulation revenue").  For the three months ended March 31, 2016, advertising revenues accounted for 56% and circulation revenues accounted for 43% of the total revenues of Newsday.
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
Non-GAAP Financial Measures
We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense allows investors to better track the performance of the various operating units of our business without regard to expense associated with awards that are not expected to be made in cash, in the

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

case of restricted shares, restricted stock units, and stock options, and the distortive effects of fluctuating stock prices in the case of equity classified awards that will be settled in cash.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation
The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:
STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,640,757	100%	$1,614,771	100%	$25,986
Operating expenses:
Technical and operating (excluding depreciation and amortization)	810,961	49	795,888	49	(15,073)
Selling, general and administrative	365,051	22	376,764	23	11,713
Restructuring expense (credits)	1,037	—	(532)	—	(1,569)
Depreciation and amortization	212,453	13	218,900	14	6,447
Operating income	251,255	15	223,751	14	27,504
Other income (expense):
Interest expense, net	(148,482)	(9)	(145,012)	(9)	(3,470)
Gain (loss) on investments, net	100,365	6	(33,071)	(2)	133,436
Gain (loss) on equity derivative contracts, net	(48,012)	(3)	46,166	3	(94,178)
Miscellaneous, net	1,971	—	1,007	—	964
Income from continuing operations before income taxes	157,097	10	92,841	6	64,256
Income tax expense	(62,786)	(4)	(37,940)	(2)	(24,846)
Income from continuing operations, net of income taxes	94,311	6	54,901	3	39,410
Loss from discontinued operations, net of income taxes	—	—	(10,502)	(1)	10,502
Net income	94,311	6	44,399	3	49,912
Net loss attributable to noncontrolling interests	66	—	234	—	(168)
Net income attributable to Cablevision Systems Corporation stockholders	$94,377	6%	$44,633	3%	$49,744
The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2016	2015
Operating income	$251,255	$223,751	$27,504
Share-based compensation	14,697	11,911	2,786
Restructuring expense (credits)	1,037	(532)	1,569
Depreciation and amortization	212,453	218,900	(6,447)
AOCF	$479,442	$454,030	$25,412

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Comparison of Three Months Ended March 31, 2016 Versus Three Months Ended March 31, 2015
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
Revenues, net increased $25,986 (2%) for the three months ended March 31, 2016 as compared to revenues, net for the same period in 2015.  The net increase is attributable to the following:

Increase in revenues of the Cable segment	$28,581
Increase in revenues of the Lightpath segment	680
Decrease in revenues of the Other segment	(3,683)
Inter-segment eliminations	408
$25,986
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
Technical and operating expenses (excluding depreciation and amortization) increased $15,073 (2%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net increase is attributable to the following:

Increase in expenses of the Cable segment	$18,608
Decrease in expenses of the Lightpath segment	(50)
Decrease in expenses of the Other segment	(3,891)
Inter-segment eliminations	406
$15,073
Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses decreased $11,713 (3%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net decrease is attributable to the following:

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Decrease in expenses of the Cable segment	$(13,799)
Increase in expenses of the Lightpath segment	985
Increase in expenses of the Other segment	1,099
Inter-segment eliminations	2
$(11,713)
Depreciation and amortization decreased $6,447 (3%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net decrease is attributable to the following:

Decrease in expenses of the Cable segment	$(5,551)
Decrease in expenses of the Lightpath segment	(1,214)
Increase in expenses of the Other segment	318
$(6,447)
Adjusted operating cash flow increased $25,412 (6%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The increase is attributable to the following:

Increase in AOCF of the Cable segment	$25,644
Decrease in AOCF of the Lightpath segment	(8)
Decrease in AOCF of the Other segment	(224)
$25,412
Interest expense, net increased $3,470 (2%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net increase is attributable to the following:

Increase due to change in average interest rates on our indebtedness	$5,076
Decrease due to change in average debt balances	(1,038)
Higher interest income	(716)
Other net increases, primarily amortization of deferred financing costs	148
$3,470
See "Liquidity and Capital Resources" discussion below for a description of our borrower groups and further details.
Gain (loss) on investments, net of $100,365 and $(33,071) for the three months ended March 31, 2016 and 2015, respectively, consists primarily of the increase or decrease in the fair value of Comcast Corporation ("Comcast") common stock owned by the Company.  The effects of these gains (losses) are partially offset by the (losses) gains on the related equity derivative contracts, net described below.
Gain (loss) on equity derivative contracts, net of $(48,012) and $46,166 for the three months ended March 31, 2016 and 2015, respectively, consists of unrealized and realized gains due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are offset by the (losses) gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Income tax expense amounted to $62,786 for the three months ended March 31, 2016, reflecting an effective tax rate of 40%. During the three months ended March 31, 2016, Cablevision recorded tax benefit of $1,172 relating to an increase in tax credits. Absent this item, the effective tax rate for the three months ended March 31, 2016 would have been 41%.
Cablevision recorded income tax expense of $37,940 for the three months ended March 31, 2015, reflecting an effective tax rate of 41%.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of March 31, 2016, Cablevision's federal net operating loss and tax credit carryforwards were approximately $511,000 and $61,000, respectively. Subsequent to the full utilization of such carryforwards, payments for income taxes are expected to increase significantly.
Business Segments Results
Cable
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Cable segment.

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,480,119	100%	$1,451,538	100%	$28,581
Technical and operating expenses (excluding depreciation and amortization shown below)	738,751	50	720,143	50	(18,608)
Selling, general and administrative expenses	279,252	19	293,051	20	13,799
Depreciation and amortization	180,694	12	186,245	13	5,551
Operating income	$281,422	19%	$252,099	17%	$29,323

The following is a reconciliation of operating income to AOCF:
	Three Months Ended March 31,
	2016	2015	Favorable (Unfavorable)
	Amount	Amount
Operating income	$281,422	$252,099	$29,323
Share-based compensation	10,083	8,211	1,872
Depreciation and amortization	180,694	186,245	(5,551)
AOCF	$472,199	$446,555	$25,644
Revenues, net for the three months ended March 31, 2016 increased $28,581 (2%), respectively, as compared to revenues, net for the same periods in 2015.  The net increase is attributable to the following:

	Three Months Ended March 31,		Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Video (including equipment rental, DVR, franchise fees, video-on-demand and pay-per-view)	$785,255	$800,968	$(15,713)	(2)%
High-speed data	401,536	362,872	38,664	11
Voice	223,710	231,593	(7,883)	(3)
Advertising	30,189	30,777	(588)	(2)
Other (including installation, advertising sales commissions, home shopping, and other products)	39,429	25,328	14,101	56
	$1,480,119	$1,451,538	$28,581	2%

The net revenue increase for the three months ended March 31, 2016 as compared to the same period in the prior year was due primarily to (i) rate increases for certain video and high-speed data services implemented during the first quarter of 2016, (ii) an increase in high-speed data customers, and (iii) an increase in other revenue primarily due to an increase in fees charged to restore suspended services and proceeds from the bulk sale of handset inventory. Offsetting these

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

increases was a decrease in revenue due primarily to a decline in video and voice customers for the three months ended March 31, 2016 as compared to the same period in 2015.
The following table presents certain statistical information as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands)
Total customers	3,129	3,120	3,112
Video customers	2,579	2,594	2,653
High-speed data customers	2,828	2,809	2,767
Voice customers	2,185	2,193	2,215
Serviceable passings	5,090	5,080	5,055
Average monthly revenue per customer ("RPC") (a)	$157.91	$155.88	$155.34

(a)
RPC is calculated by dividing the average monthly GAAP revenues for the Cable segment for the respective quarter presented by the average number of total customers served by our cable systems for the same period.

The following table reflects our net customer increases (decreases) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total customers	9.0	(5.6)
Video customers	(14.8)	(28.6)
High-speed data customers	18.5	7.2
Voice customers	(8.3)	(14.0)
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
Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2016 increased $18,608 (3%) as compared to the same period in 2015.  The net increase is attributable to the following:

Increase in programming costs due to an increase in contractual programming rates, partially offset by a decrease in video customers	$17,637
Increase in cost of sales primarily due to the bulk sale of handset inventory	4,799
Increase in employee related costs primarily related to merit increases and net benefits, partially offset by the elimination of certain positions	4,295
Decrease in call completion and transport costs primarily due to lower level of activity	(3,159)
Decrease in contractor costs due primarily to lower truck rolls	(2,885)
Other net decreases	(2,079)
$18,608
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

equipment, and (iv) other direct costs associated with providing and maintaining services to our customers which are impacted by general cost increases for employees, contractors, insurance and other various expenses.
Our programming costs increased 4% for the three months ended March 31, 2016 as compared to the same period in 2015 due primarily to an increase in contractual programming rates, partially offset by a decrease in video customers.  Our programming costs in 2016 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
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
Costs of field operations, which consist primarily of employee related, customer installation and repair and maintenance costs, may fluctuate as a result of changes in level of activities and the utilization of contractors as compared to employees.  Also, employee related and customer installation costs increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs, which consist primarily of employee related, repair and maintenance, and utility costs, also fluctuate as capitalizable network upgrade and enhancement activity changes.
We expect that our technical and operating expenses will continue to increase in the future.
Selling, general and administrative expenses decreased $13,799 (5%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net decrease is attributable to the following:

Decrease in advertising, marketing media placement and production costs	$(8,821)
Decrease in employee related costs due primarily to the elimination of certain positions and lower net benefits, partially offset by merit increases	(4,550)
Decrease in legal costs	(3,943)
Decrease in expenses related to long-term incentive plan awards due to the elimination of the cash portion of these awards	(2,765)
Increase in product development costs and product consulting fees	2,840
Increase in share-based compensation	1,872
Other net increases	1,568
$(13,799)
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
Depreciation and amortization decreased $5,551 (3%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net decrease is primarily due to certain assets being retired or becoming fully depreciated, partially offset by the depreciation of new assets.
Adjusted operating cash flow increased $25,644 (6%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The increase was primarily due to an increase in net revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization expense and share-based compensation) as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Lightpath
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Lightpath segment:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$91,804	100%	$91,124	100%	$680
Technical and operating expenses (excluding depreciation and amortization shown below)	28,585	31	28,635	31	50
Selling, general and administrative expenses	21,461	23	20,476	22	(985)
Depreciation and amortization	21,524	23	22,738	25	1,214
Operating income	$20,234	22%	$19,275	21%	$959
The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2016	2015	Favorable (Unfavorable)
	Amount	Amount
Operating income	$20,234	$19,275	$959
Share-based compensation	1,629	1,382	247
Depreciation and amortization	21,524	22,738	(1,214)
AOCF	$43,387	$43,395	$(8)
Revenues, net for the three months ended March 31, 2016 increased $680 (1%) as compared to revenues, net for the same period in 2015.  The net revenue increase was derived primarily from an increase in Ethernet revenue due to an increase in services installed, partially offset by reduced traditional voice and data services.
Technical and operating expenses (excluding depreciation and amortization) decreased $50 for the three months ended March 31, 2016 as compared to the same period in 2015.  Technical and operating expenses consist primarily of the direct costs associated with providing and maintaining services.
Selling, general and administrative expenses increased $985 (5%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net increase is attributable primarily to employee costs. Selling, general and administrative expenses include sales and marketing costs which consist primarily of employee costs and advertising production and placement costs associated with acquiring and retaining customers.
Depreciation and amortization decreased $1,214 (5%) for the three months ended March 31, 2016 as compared to the same period in 2015.
Adjusted operating cash flow decreased $8 for the three months ended March 31, 2016 as compared to the same period in 2015.  The decrease was due primarily to an increase in operating expenses (excluding depreciation and amortization, and share-based compensation), partially offset by an increase in revenue, net, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Other segment.

	Three Months Ended March 31,
	2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$78,097	100%	$81,780	100%	$(3,683)
Technical and operating expenses (excluding depreciation and amortization)	51,267	66	55,158	67	3,891
Selling, general and administrative expenses	65,959	84	64,860	79	(1,099)
Restructuring expense (credits)	1,037	1	(532)	(1)	(1,569)
Depreciation and amortization	10,235	13	9,917	12	(318)
Operating loss	$(50,401)	(65)%	$(47,623)	(58)%	$(2,778)

The following is a reconciliation of operating loss to AOCF deficit:
	Three Months Ended March 31,
	2016	2015	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(50,401)	$(47,623)	$(2,778)
Share-based compensation	2,985	2,318	667
Restructuring expense (credits)	1,037	(532)	1,569
Depreciation and amortization	10,235	9,917	318
AOCF deficit	$(36,144)	$(35,920)	$(224)
Revenues, net decreased $3,683 (5%) for the three months ended March 31, 2016 as compared to revenues, net for the same period in 2015.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $56,285 to $51,874) due primarily to decreases in advertising revenues driven primarily by competition from other media, partially offset by an increase in circulation revenues	$(4,411)
Net increase in revenues, primarily advertising revenues at News 12 Networks, partially offset by decreases in other businesses	715
Intra-segment eliminations	13
$(3,683)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2016 decreased $3,891 (7%) as compared to the same period in 2015.  The net decrease is attributable to the following:

Decrease in costs at Newsday (from $40,786 to $36,892) due primarily to lower newsprint and ink expenses, as well as lower distribution and employee related costs	$(3,894)
Other net increases	3
$(3,891)
Selling, general and administrative expenses increased $1,099 (2%) for the three months ended March 31, 2016 as compared to the same period in 2015.  The net increase is attributable to the following:

Increase in expenses at Newsday (from $22,154 to $24,316) due primarily to the termination and favorable settlement of a distribution agreement in the first quarter of 2015, partially offset by a decrease in long-term incentive plan and utilities expenses	$2,162
Decrease in corporate costs, net of allocations to business units, partially offset by merger-related costs of $1,416	(1,132)
Increase in expenses at certain other businesses	53
Intra-segment eliminations	16
$1,099
We expect to incur additional merger-related costs prior to and upon consummation of the merger with Altice, including $32,500 in transaction advisory fees.
Adjusted operating cash flow deficit increased $224 (1%) for the three months ended March 31, 2016 as compared to the same period in 2015 (including Newsday's AOCF deficit of $7,860 for the three months ended March 31, 2016 compared to AOCF deficit of $5,497 for the three months ended March 31, 2015).  The increase was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses (excluding depreciation and amortization, restructuring expense (credits) and share-based compensation), as discussed above.
CSC HOLDINGS, LLC
The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended March 31,
	2016	2015
Net income attributable to Cablevision Systems Corporation stockholders	$94,377	$44,633
Interest expense relating to Cablevision senior notes included in Cablevision's consolidated statements of income	55,807	55,629
Interest income related to cash held at Cablevision	(11)	(5)
Interest income included in CSC Holdings' consolidated statements related to interest on Cablevision's senior notes held by Newsday Holdings (this interest income is eliminated in the consolidated statements of income of Cablevision)	12,013	12,013
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(29,370)	(29,602)
Net income attributable to CSC Holdings, LLC's sole member	$132,816	$82,668
Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CASH FLOW DISCUSSION
Continuing Operations - Cablevision Systems Corporation
Operating Activities
Net cash provided by operating activities amounted to $152,554 for the three months ended March 31, 2016 compared to $215,334 for the three months ended March 31, 2015.  The 2016 cash provided by operating activities resulted from $306,764 of income from continuing operations before depreciation and amortization and $29,574 of non-cash items.  Partially offsetting these increases were decreases in cash of $162,425 as a result of a decrease in accrued liabilities and accounts payable and $21,359 resulting from an increase in current and other assets.
The 2015 cash provided by operating activities resulted from $273,801 of income from continuing operations before depreciation and amortization, $50,258 of non-cash items and $6,798 from a decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $115,523 as a result of a decrease in accounts payable and other liabilities.
The decrease in cash provided by operating activities of $62,780 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 resulted from a decrease in cash of $75,059 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items, partially offset by an increase in cash resulting from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $12,279.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 was $148,028 compared to $172,865 for the three months ended March 31, 2015.  The 2016 investing activities consisted primarily of $148,652 of capital expenditures ($119,591 of which relates to our Cable segment) and additions to other intangible assets of $570, partially offset by other net cash receipts of $1,194.
The 2015 investing activities consisted primarily of $166,631 of capital expenditures ($133,571 of which relates to our Cable segment) and additions to other intangible assets of $6,622, partially offset by other net cash receipts of $388.
Financing Activities
Net cash used in financing activities amounted to $53,348 for the three months ended March 31, 2016 compared to $8,435 for the three months ended March 31, 2015.  In 2016, the Company's financing activities consisted primarily of payments related to the net share settlement of restricted stock awards of $41,469, repayments of credit facility debt of $14,953, principal payments on capital lease obligations of $5,234, payment of accrued dividends of $4,066, and repayments of notes payable of $1,291, partially offset by proceeds from stock option exercises of $13,665.
In 2015, the Company's financing activities consisted primarily of $18,101 related to the net share settlement of restricted stock awards, repayments of credit facility debt of $15,462, principal payments on capital lease obligations of $4,484, dividend distributions to common stockholders of $3,925, and distributions to non-controlling interests of $258, partially offset by net proceeds from collateralized indebtedness of $30,968, proceeds from stock option exercises of $2,552 and an excess tax benefit related to share-based awards of $275.
Continuing Operations - CSC Holdings, LLC
Operating Activities
Net cash provided by operating activities amounted to $163,877 for the three months ended March 31, 2016 compared to $266,311 for the three months ended March 31, 2015.  The 2016 cash provided by operating activities resulted from $343,609 of income from continuing operations before depreciation and amortization and non-cash items. In addition, cash increased $18,846 as a result of a decrease in current and other assets. Partially offsetting these increases was a decrease in cash of $198,578 resulting from a decrease in other liabilities and accounts payable.
The 2015 cash provided by operating activities resulted from $311,836 of income from continuing operations before depreciation and amortization, non-cash items of $21,249 and a $12,229 decrease in current and other assets. These increases were partially offset by a decrease in cash of $79,003 as a result of a decrease in accounts payable and other liabilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The decrease in cash provided by operating activities of $102,434 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 resulted from a decrease in cash of $112,958 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items, partially offset by an increase in cash resulting from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $10,524.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 was $148,028 compared to $172,865 for the three months ended March 31, 2015.  The 2016 investing activities consisted primarily of $148,652 of capital expenditures ($119,591 of which relates to our Cable segment) and additions to other intangible assets of $570, partially offset by other net cash receipts of $1,194.
The 2015 investing activities consisted primarily of $166,631 of capital expenditures ($133,571 of which relates to our Cable segment), and additions of other intangible assets of $6,622, partially offset by other net cash receipts of $388.
Financing Activities
Net cash used in financing activities amounted to $91,703 for the three months ended March 31, 2016 compared to $43,907 for the three months ended March 31, 2015.  In 2016, the Company's financing activities consisted primarily of distributions to Cablevision of $101,878, repayments of credit facility debt of $14,953, principal payments on capital lease obligations of $5,234 and repayments of notes payable of $1,291, partially offset by an excess tax benefit related to share-based awards of $31,653.
In 2015, the Company's financing activities consisted primarily of distributions to Cablevision of $60,312, repayments of credit facility debt of $15,462, principal payments on capital lease obligations of $4,484, and distributions to noncontrolling interests of $258, partially offset by net proceeds from collateralized indebtedness of $30,968 and an excess tax benefit related to share-based awards of $5,641.
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Altice Merger” for a discussion of the indebtedness incurred by subsidiaries of Altice that will be assumed by us in the Merger.
If the Merger is not consummated, we currently believe that a combination of cash on hand, cash generated from operating activities and availability under the Restricted Group revolving credit facility, should provide us with sufficient liquidity to repay scheduled current debt maturities in the next 12 months totaling $605,112 under our credit facilities, capital leases, and notes payable as of March 31, 2016. However, competition and market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although, if the Merger is not consummated, we currently believe that amounts available under the Restricted Group revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the Restricted Group revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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
Debt Outstanding
The following table summarizes our outstanding debt (excluding accrued interest), as well as interest expense and capital expenditures as of and for the three months ended March 31, 2016:

	Restricted Group	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision
Credit facility debt (c)	$2,021,060	$479,393	$—	$2,500,453	$—	$—	$2,500,453
Senior notes and debentures (c)	3,034,301	—	—	3,034,301	3,382,551	(611,455)	5,805,397
Collateralized indebtedness relating to stock monetizations	—	—	1,191,324	1,191,324	—	—	1,191,324
Capital lease obligations	40,353	379	—	40,732		—	40,732
Notes payable	10,170	—	—	10,170	—	—	10,170
Total debt	$5,105,884	$479,772	$1,191,324	$6,776,980	$3,382,551	$(611,455)	$9,548,076
Interest expense	$72,278	$5,060	$16,222	$93,560	$67,820	$(12,013)	$149,367
Capital expenditures	$144,667	$1,280	$2,705	$148,652	$—	$—	$148,652

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its credit facility, which amounted to $479,393 at March 31, 2016.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $479,393 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings.

(c)	Amounts are net of unamortized discount and deferred financing costs.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of March 31, 2016 and December 31, 2015:

		Interest Rate at March 31, 2016	Amounts Payable on or prior to March 31, 2017	Carrying Value (b)
	Maturity Date			March 31, 2016	December 31, 2015
Restricted Group:
Revolving loan facility	April 17, 2018	—	$—	$—	$—
Term A loan facility (a)	April 17, 2018	2.18%	83,869	873,305	885,105
Term B loan facility (a)	April 17, 2020	2.93%	11,888	1,147,755	1,150,227
Restricted Group credit facility debt			95,757	2,021,060	2,035,332
Newsday:
Floating rate term loan facility (a)	October 12, 2016	3.93%	479,393	479,393	479,122
Total credit facility debt			$575,150	$2,500,453	$2,514,454

(a)	The unamortized discount and deferred financing costs amounted to $10,248 and $11,200 at March 31, 2016 and December 31, 2015, respectively.

(b)	Amounts are net of unamortized deferred financing costs and discounts.
Restricted Group
CSC Holdings and those of its subsidiaries which conduct our video, high-speed data, and VoIP services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.
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
The Restricted Group has a credit agreement which we refer to as the "Credit Agreement" or the "Existing Credit Facility" elsewhere herein and provides for (1) a revolving credit facility, (2) a Term A facility, and (3) a Term B facility.  At March 31, 2016, $71,636 of the Restricted Group revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,364 of the Restricted Group revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a further description of the Restricted Group Credit Agreement, including the principal financial covenants.
The Restricted Group was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2016.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Newsday LLC
We currently expect that net funding and investment requirements for Newsday prior to the Merger will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings, capital contributions and intercompany advances.
Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a further description of the Newsday LLC credit facility, including the principal financial covenants.
Capital Expenditures
The following table provides details of the Company's capital expenditures for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Capital Expenditures
Customer premise equipment	$34,750	$42,593
Scalable infrastructure	41,510	39,983
Line extensions	7,505	6,481
Upgrade/rebuild	10,594	12,141
Support	25,232	32,373
Total Cable	119,591	133,571
Lightpath	21,157	23,732
Other	7,904	9,328
Total Cablevision	$148,652	$166,631
Capital expenditures for the three months ended March 31, 2016 decreased $17,979 (11%) as compared to the same period in 2015. This decrease was primarily related to lower spending on customer premise equipment, construction parts and electronics, and facility upgrades. These decreases were partially offset by spending to upgrade network infrastructure.
During the pendency of the Merger and pursuant to the terms of the Merger Agreement, the Company's capital expenditures during any six-month period are subject to a cap for such period, except to the extent reasonably necessary to avoid a material business interruption resulting from force majeure or similar causes not reasonably within our control.
Monetization Contract Maturities
As of March 31, 2016, monetization contracts covering 10,738,809 shares (including 2,732,184 shares settled in April 2016) of Comcast common stock held by us will mature within 12 months.  We intend to settle such transactions by either delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.
In the Merger Agreement, Cablevision agreed that it would not share settle any collateralized indebtedness prior to the Merger.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other Events
Common Stock Repurchases
Cablevision's Board of Directors has authorized the repurchase of up to a total of $1,500,000 CNYG Class A common stock.   During the three months ended March 31, 2016, Cablevision did not repurchase any shares.  Since inception through March 31, 2016, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.
As of March 31, 2016, Cablevision had $455,322 of availability remaining under its stock repurchase authorizations; however the stock repurchase program has been suspended pursuant to the Merger Agreement.
Dividends
During the three months ended March 31, 2016, Cablevision paid $4,066 related to restricted shares that vested during the period in respect of dividends declared and accrued on the CNYG common stock in prior periods.  In addition, as of March 31, 2016, approximately $3,773 was payable when, and if, restricted shares and restricted stock units outstanding on that date vest.
Pursuant to the terms of the Merger Agreement, Cablevision is not permitted to declare and pay dividends or repurchase stock, in each case, without the prior written consent of Altice.
During the three months ended March 31, 2016, CSC Holdings made cash equity distribution payments to Cablevision aggregating $101,878.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's payments in respect of dividends declared and accrued in prior periods related to restricted shares that vested;

•	Cablevision's interest payments on its senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.
Cablevision's and CSC Holdings' indentures and the CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.
Commitments and Contingencies
As of March 31, 2016, the Company's commitments and contingencies for continuing operations not reflected in the Company's condensed consolidated balance sheet decreased to approximately $5,232,000 as compared to approximately $5,738,000 at December 31, 2015.  This decrease relates primarily to payments made pursuant to programming commitments during the three months ended March 31, 2016.
Managing our Interest Rate and Equity Price Risk
Interest Rate Risk
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.  Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at March 31, 2016 amounted to $2,500,453.  To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We did not have any interest swap contracts in place at March 31, 2016.  We do not enter into interest rate swap contracts for speculative or trading purposes.  See discussion above for further details of our credit facility debt and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
Equity Price Risk
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2016, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value in our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2016, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its principal value.  The carrying value of our collateralized indebtedness amounted to $1,191,324 at March 31, 2016.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity. However, in the Merger Agreement, we agreed that we would not share settle any collateralized indebtedness prior to the Merger.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of March 31, 2016, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,311,853.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $131,185.  As of March 31, 2016, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $31,690, a net asset position.  For the three months ended March 31, 2016, we recorded a net loss of $48,012 related to our outstanding equity derivative contracts and recorded an unrealized gain of $99,871 related to the Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2015, net asset position	$79,702
Change in fair value, net	(48,012)
Settlement of contracts	—
Fair value as of March 31, 2016, net asset position	$31,690

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares			Hedge Price	Cap Price (b)
Deliverable		Maturity	per Share (a)	Low	High
8,069,934	(c)	2016	$48.93 - $53.62	$58.72	$69.70
13,407,684		2017	$55.96 - $59.11	$70.84	$76.85

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

(c)	Includes an equity derivative contract relating to 2,732,184 shares that matured and was settled in April 2016 from the proceeds of a new monetization contract covering an equivalent number of shares.
Fair Value of Debt:  At March 31, 2016, the fair value of our fixed rate debt of $6,942,029 was lower than its carrying value of $7,006,891 by $64,862.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2016 would increase the estimated fair value of our fixed rate debt by $194,228 to $7,136,257.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control
During the three months ended March 31, 2016, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
Refer to Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, 2,992,463 Cablevision restricted shares issued to employees of the Company vested. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,248,875 of these shares, with a price per share of $33.21, were surrendered to the Company. The acquired shares have been classified as treasury stock.
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

EXHIBIT NO.	DESCRIPTION

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

EXHIBIT NO.	DESCRIPTION

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

EXHIBIT NO.	DESCRIPTION

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

EXHIBIT NO.	DESCRIPTION

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

10.86	Confidential Settlement Agreement dated February 8, 2016 by and between Cablevision Systems Corporation and Thomas C. Dolan.
10.87	Reimbursement Agreement, dated February 8, 2016, by and between Cablevision Systems Corporation and Charles F. Dolan and James L. Dolan.

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 5, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 5, 2016		/s/ Brian G. Sweeney
		By:	Brian G. Sweeney as President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC